Form 10-K405
period 2000-12-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2001-04-02
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada (State or Other Jurisdiction of Incorporation or Organization)	N/A (IRS Employer Identification No.)
4445 Eastgate Mall, San Diego, California (Address of Principal Executive Offices)	92121 (Zip Code)

Registrant's Telephone Number, including area code:  (858) 812-5616

Securities Registered pursuant to Section 12(b) of the Act:
 None

Securities Registered pursuant to Section 12(g) of the Act:
 None
(Title of Class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of February 28, 2001, the aggregate market value of the Common Shares held by non-affiliates of the Registrant (based on the last reported sales price of the Common Shares of Cdn. $4.73, as reported on The Toronto Stock Exchange) was approximately U.S. $154,583,000 (approximately Cdn. $236,759,000). As of February 28, 2001, the Registrant had 50,055,000 outstanding Common Shares.

    The Company's accounts are maintained in Canadian dollars. In this Annual Report on Form 10-K, all dollar amounts are stated in Canadian dollars except where otherwise indicated.

    Documents incorporated by reference: None.

PART I

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future and conditional verbs and include statements regarding the results of product development efforts, the expansion of particular programs, the results of clinical trials, the approval of applications for marketing of pharmaceutical products, our ability to enter into licensing and corporate partnering arrangements and the scope and success of operations. Such statements describe only our current expectations; our actual results may differ materially from those anticipated in the forward-looking statements. Factors that may cause such differences include the uncertainties associated with early product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy or cause significant side-effects in larger-scale clinical trials, the risk that we will not obtain regulatory approvals necessary to market our products, our need for additional financing and our need to maintain, protect and expand our intellectual property position. We are not undertaking any obligation to update forward-looking statements as circumstances change.

Item 1.  BUSINESS

Overview

    Our focus is the development and commercialization of novel products directed at stimulating or enhancing immune responses for the treatment of infectious and other diseases. We are using a specific and unique class of proteins, called stress proteins, to regulate immune responses for therapeutic applications. We believe that the role that stress proteins play in regulating or stimulating the immune system will be important in medical research and therapeutic development. In effect, stress proteins may be able to harness the body's own immune system to treat and prevent disease. We believe that the use of stress proteins to stimulate the immune system, principally for the purpose of treating infectious disease, will likely yield novel therapeutic products. Our primary focus is the development of immunotherapeutics based on stress proteins that are genetically combined with various antigens derived from disease-causing organisms.

    Our lead product candidate, HspE7, is currently being evaluated in several phase II clinical trials and one phase III clinical trial. HspE7 is a novel immunotherapeutic for the treatment of diseases, including precancerous and cancerous conditions, caused by the human papillomavirus, or HPV. HPV is one of the most prevalent sexually transmitted diseases, estimated to infect approximately 30 to 50 percent of the sexually active population. According to the National Institute of Allergy and Infectious Diseases Fact Sheet dated December 1998, there are approximately 5.5 million new genital HPV infections each year with more than 20 million people in the United States currently infected. Healthcare costs associated with sexually transmitted diseases caused by HPV rank second only to those associated with sexually transmitted diseases caused by human immunodeficiency virus, or HIV, according to the U.S. Department of Health and Human Services Centers for Disease Control and Prevention.

    We have begun evaluating HspE7 as follows:

  •
  in February 2000, we initiated a phase II open label, multi-dose study in women with high-grade cervical intraepithelial neoplasia, or CIN;

  •
  in August 2000, we initiated patient treatment in an open label phase II clinical trial to investigate HspE7 as a treatment for cervical cancer caused by HPV;

  •
  in October 2000, we initiated patient treatment in a double-blind placebo-controlled phase III clinical trial to investigate HspE7 as a treatment for anal intraepithelial neoplasia, or AIN, caused by HPV; and

  •
  in January 2001, we initiated a double-blind placebo-controlled phase II clinical trial to investigate HspE7 as a treatment for genital warts caused by HPV.

    To date we have made several presentations and announcements regarding our HspE7 clinical programs. We presented clinical data at HPV2000, the international HPV conference held in Barcelona, Spain in July 2000, then at Cancer Vaccines 2000, a scientific conference held in New York City in October 2000, and finally at the Second International Conference on Heat Shock Proteins held in Connecticut in October 2000.

    In these presentations, we reported that treatment with HspE7 resulted in the improvement of most patients with AIN. More importantly, 75% of the patients under study and evaluated at the primary six month evaluation point responded to HspE7. Response determined by a standard pathological diagnosis, required a downgraded or less severe AIN. This phase II trial is currently ongoing. New patients and patients previously reported upon continue to be evaluated. To date, clinical data suggest that HspE7 given in the proper dose and schedule is active in AIN. The data suggest that HspE7 may be active against multiple types of HPV. Potentially, HspE7 may be active against the full range of diseases caused by HPV. The predominant adverse experience noted from HspE7 treatment is injection site reaction, mild to moderate in severity, clearing in hours to days without treatment.

    As part of a multi-faceted preclinical development program for stress proteins we are also developing immunotherapeutics to target other infectious diseases, such as hepatitis B and HIV. We are also evaluating the use of stress proteins as a novel immunoregulatory strategy to treat asthma and allergy, and for cellular protection, also known as cytoprotection. Through our bioreagent business, we are also a global supplier of stress proteins and other bioreagents for use in academic, medical and commercial research. The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors.

Business Strategy

    Our business objective is to be the leader in the development and commercialization of novel products for the treatment of disease. Our business strategy includes the following elements:

    Commercialize HspE7.  We intend to commercialize our lead product, HspE7, either independently or by establishing appropriate partnerships with pharmaceutical and/or biotechnology companies.

    Apply Platform Technology to Additional Disease Targets.  We intend to use our intellectual property to take product candidates through the development process. We will balance the advantages of corporate partnering with our objectives of retaining a significant proprietary and financial interest in our products. Since our technology may potentially be applicable to the treatment of a number of different infectious diseases, as well as other diseases including asthma and allergy, we believe it will be possible to partner specific products while still retaining rights to technology that has significant commercial potential for other applications.

    Use Our Platform Technology to Develop New Product Opportunities.  We produce and sell compounds used in biotechnology research, also known as bioreagents, to generate revenue while building our market presence in stress proteins by establishing strategic relationships with companies, academic institutions and stress response researchers for product discovery, development, acquisition, distribution and marketing.

Overview of Research and Development Programs

    The following table summarizes the programs currently under development. Additional programs are underway to evaluate stress proteins in a number of other indications. We have several phase II trials and one phase III trial to evaluate HspE7 in a variety of HPV related diseases. These clinical trials may not result in any commercial products for all the reasons set forth below in the Risk Factors section. Our research and development expenditures are discussed further in Note 8 to our Consolidated Financial Statements.

Program	Indication	R&D Stage
HspE7 Fusion Protein	HPV-related AIN HPV-related Genital Warts HPV-related Cervical Cancer HPV-related CIN HPV-related RRP	Phase III and Phase II Phase II Phase II Phase II Development
Hsp-Viral Antigen Fusion Protein	Hepatitis B HIV	Research Research
Hsp Alone & Hsp-Allergen Fusions	Asthma/Allergy	Research
Hsp & Cellular Protection	Surgery/Transplants	Research

Infectious Disease—Overview

    The term "infectious diseases" refers to diseases caused by a diverse group of agents, or pathogens, including both viral and microbial, i.e. bacteria, parasite and fungi. Disease-causing pathogens attack the body by invading and multiplying. Infection occurs when pathogens penetrate the body's physical barriers, such as skin. Infectious diseases that spread from person to person are often referred to as communicable, or contagious, diseases. Most pathogens that cause communicable diseases leave the body the same way they entered, usually through the eyes, nose, mouth, skin, or genitals. Sexually transmitted pathogens commonly leave the body through genital secretions and excretions during sexual intercourse. Viruses that are transmitted during intercourse include the human papillomavirus, or HPV, and the human immunodeficiency virus, or HIV.

    After entering the body, pathogens use various means to infect different kinds of cells. Many bacteria stick to a cell's outer surface using specialized structures. Others produce toxins or poisons that damage or kill the host cells. Unlike bacteria, viruses need to enter the host's cells to cause disease. Different viruses have different host cell targets. However, once inside the cell, the virus may take over cellular activity to produce new viruses, which then invade other cells, or to transform the infected cell. This cycle repeats itself, in some cases resulting in serious illness or causing cells to become cancerous. In other cases, people who themselves show no symptoms of viral infection or disease, known as carriers, can transmit the pathogen to others.

    Once a pathogen is inside the body, the immune system attempts to destroy the pathogen, stop further infection and prevent subsequent disease caused by the infection. However, pathogens often evade the immune system resulting in persistent or chronic infection and serious diseases, including cancer. Researchers seek to identify new ways to work with or trigger the immune system to potentially prevent and treat infectious disease.

    Our approach to treating infectious diseases involves the stimulation of the immune system using novel stress protein-based therapeutics. This method may succeed in treating a broad range of infectious diseases.

The Immune System—Overview

    The human immune system is the body's natural defense mechanism to prevent and combat disease. The immune system protects the body by specifically recognizing and destroying invading viruses, bacteria and other pathogens. In addition, the immune system is capable of recognizing and eliminating abnormal cells from the body, such as cells infected with viruses and to some degree precancerous and cancerous cells. This recognition function relies on the immune system's ability to identify pathogens when they invade the body. More specifically, the immune system must recognize foreign antigens. Antigens are components of pathogens, which the immune system can use to detect and identify foreign invaders. These antigens are often present in cells containing pathogens including cells that have become diseased due to viral infection. A competent immune system has the ability to recognize antigens made by infectious agents and abnormal cells and to react to them.

    The immune response begins with the processing and presentation of antigens by specialized immune system cells called antigen presenting cells, such as dendritic cells. Once inside dendritic cells, protein antigens are broken down into small fragments, called peptides. These peptides are then presented on the dendritic cell's surface. Another type of cell, known as a T-cell, continually scans the surface of dendritic cells for these peptides. When T-cells recognize displayed peptides as being foreign, they replicate rapidly and then search for and kill other diseased cells containing those same peptides.

    Peptides are presented to T cells through two distinct pathways designated as the class I and class II pathways. Presentation of such peptides by the class I and class II pathways activate different T-cell subsets referred to as T helper cells and also known as Th1 or Th2, respectively. Activated Th1 and Th2 cells in turn release molecules known as cytokines, which act as mobile messenger molecules to trigger other immune cells to produce either a cellular, Th1, or antibody-mediated, Th2, response to the invading pathogen.

    Immune responses mediated by the cellular side of the immune system are characterized by the induction of cytotoxic T lymphocytes, also known as CTLs or killer T-cells. Killer T cells are capable of directly killing pathogen-infected cells and cancerous cells. Antibody-mediated responses are characterized by the production of antibodies from immune cells known as B-cells. Antibodies function by binding to pathogens circulating in the blood, such as viruses and bacteria, and blocking their ability to infect cells. Antibodies are an effective defense against some infectious diseases, including certain bacteria. However, antibodies are largely ineffective against many other pathogens, particularly certain viruses, and are also ineffective in dealing with cells already infected by viruses.

    In the case of virally-infected cells, killer T cells are thought to be an important mechanism for the destruction of the diseased tissue itself. The ability of a therapeutic product to generate either cellular or antibody-mediated immune responses dictates the type of diseases that can potentially be treated.

Vaccines and Immunotherapeutics

    The majority of existing vaccines are designed to trigger a protective antibody-mediated immune response in a patient. Vaccination acts much like a "dress rehearsal" to prepare the body's immune system to protect against and to fight an actual infection. Prophylactic vaccines are usually composed of either a complete version of the pathogen that has been altered to reduce its ability to cause disease (i.e. killed or attenuated) or are composed of non-infectious components, termed subunits, isolated from the pathogen that serve as an effective substitute.

    On administration, a vaccine may stimulate an antibody-mediated immune response, which provides lasting protection against, and in some cases may treat, the infection caused by the same pathogen. However, most prophylactic vaccines are not able to eliminate disease in infected individuals. As a result, researchers continually look for novel approaches to generate potent cellular or CTL responses in order to develop products to treat individuals who are already infected with disease-causing pathogens.

    We believe that novel approaches to activating CTL responses may form the basis of a new class of therapeutic products, or immunotherapeutics, useful for the treatment of infectious diseases and related cancers, specifically those caused by the viral infection, in infected individuals. We have demonstrated that stress proteins are effective at generating CTL responses to viral antigens and to certain antigens expressed by cancer cells. Our primary focus is the development of novel stress-protein based immunotherapeutics for infectious disease. In addition we are evaluating the use of stress proteins as immunoregulators in the treatment of asthma and allergy, and the use of small molecule inducers of the cellular stress response for cytoprotection.

Stress Proteins

    Stress proteins, also referred to as heat shock proteins or Hsp, play a fundamental role in life-essential processes and are associated with many areas of biology and medicine. Present in cells of all organisms from bacteria to mammals, their structure and function are similar across these diverse life forms. Stress proteins play a major role in transporting peptides, including antigens, within a cell and are thus often called molecular chaperones.

    Published research suggests that stress proteins play a central role in the generation of immune responses. This research was reviewed by Lee Mizzen in "Immune Response to Stress Proteins: Applications to Infectious Disease and Cancer", Biotherapy Volume 10, pages 173-189. This role includes coordinating the breakdown and transport of peptides from the point of their generation inside cells to their ultimate display on the cell surface for recognition by T-cells. Dendritic cells express receptors that specifically recognize stress proteins and, therefore, we expect they will be able to efficiently capture and process our immunotherapeutics, which consist of stress proteins linked to antigens. Once inside dendritic cells, this stress protein-antigen complex can be broken down into small peptide fragments and the peptides presented on the dendritic cell surface where they can be recognized by T-cells. Dendritic cells displaying pathogen-specific peptides activate T-cells that are capable of specifically targeting and killing diseased cells throughout the body that express those same peptides. The interaction of stress proteins with their receptors on dendritic cells may also lead to secretion of cytokines by the dendritic cell that further stimulate the immune system.

    Our primary focus is the development of immunotherapeutics based on stress proteins that are genetically combined with various antigens derived from organisms that can cause infectious diseases. The genetic combination of antigens with stress proteins is referred to as fusion technology. This technology provides a reusable platform for the development of treatments for disease. Once the technology is shown to work for one infectious disease, it becomes likely to be applicable to other diseases.

    A related focus of ours is the development of products that rely on the immunoregulatory properties of stress proteins without linkage to particular antigens. For example, to treat asthma, we are investigating stress proteins alone, while for atopic disease we are testing stress protein fusions with known allergens. In other secondary development programs, we are evaluating the use of small molecule inducers of the stress response to reduce tissue damage incurred during surgery or to safeguard and preserve isolated organs to be used for transplantation.

Description of Research and Development Programs

Human Papillomavirus and HspE7

    We are developing HspE7, a unique immunotherapeutic product candidate, for the treatment of HPV-related diseases. HPV is one of the most prevalent sexually transmitted viruses, estimated to infect approximately 30 to 50 percent of the sexually active population. More than 80 types of HPV have been identified. About one-third of the HPV types are spread through sexual contact and live only in genital epithelial tissue. Low-risk types of HPV cause genital warts, the most recognizable sign of genital HPV infection. Other, high-risk, types of HPV cause cervical and anal dysplasia, which are premalignant conditions, and cervical and anal cancer. The dysplasias caused by HPV infection are graded into two main categories, Low Grade Squamous Intraepithelial Lesions, or LSIL, and High Grade Squamous Intraepithelial Lesions, or HSIL, with HSIL being a later progression of the disease relative to LSIL. HPV infection may also be latent, in that there are no visible symptoms. In this case, individuals may not be aware that they have a persistent viral infection, increasing their risk of developing complications related to infection and transmission of the virus to others.

    HspE7 is a recombinant fusion product, composed of heat shock protein 65, or Hsp65, from particular bacteria, and the HPV-encoded protein E7. The E7 protein is involved in the malignant transformation of anal and cervical epithelial cells infected by HPV. Because E7 is a foreign, viral protein it represents a precise target for the immune system to attack infected cells. In our preclinical studies, conducted using an animal model representing cervical cancer, HspE7 treatment has been shown to protect against the development of tumors and to eliminate existing tumors, thus providing a long-term survival benefit. HspE7 treatment has also been shown in these preclinical studies to activate killer T cells, also known as CTLs, which are known to be capable of destroying HPV infected cells, including those that are cancerous.

Potential Applications for HspE7

    HspE7 is currently being evaluated in phase II clinical trials for AIN, CIN, cervical cancer and genital warts, and also in a phase III clinical trial for AIN. A phase I/II trial is planned in recurrent respiratory papillomatosis, or RRP.

    HspE7 was originally developed as a therapeutic to treat HPV-related CIN and cervical cancer. Additional clinical trials were initiated to test HspE7 in HPV-related AIN, which is similar pathologically to cervical dysplasia. Preliminary analysis and subsequent data presented from our phase II clinical trial in anal dysplasia demonstrate that HspE7 may have broader therapeutic potential for the treatment of HPV-related diseases, such as genital warts and RRP.

Anal Intraepithelial Neoplasia

    AIN is characterized by the presence of abnormal cells that may precede anal cancer. High grade AIN is principally caused by HPV. Unlike CIN, which is described below, AIN is not readily treatable with a surgical approach. In addition, neither radiotherapy nor chemotherapy are currently effective treatments for AIN. We believe that HspE7 could offer an alternative form of treatment for AIN.

    Due to the increase in awareness and improved detection of HPV and HIV infections over the past 10 years, the incidence rates of AIN and anal cancer have increased in both the general and HIV-positive populations. AIN has an incidence of at least 35 per 100,000 men who engage in sex with men. The incidence is rapidly rising with the prolongation of life occurring as a consequence of effective therapy for AIDS. At least 60 per cent of men who engage in sex with men are HPV-positive and at high risk for AIN. Essentially all HIV-positive men who engage in sex with men are similarly at risk as reported in the Journal of Acquired Immune Deficiency Syndromes and Human Retrovirology, April 1, 1998. We plan to target HspE7 as a product candidate for the treatment of men and women diagnosed with AIN. HspE7 potentially offers a non-surgical approach to reducing the risk of progression to anal cancer.

    In addition, as there is no standard therapy and HIV-positive men were not initially expected to respond well to an immunostimulatory treatment, the initial target of our clinical trial was HIV-negative men and women with AIN. However, preclinical data now indicates that Hsp fusion proteins are effective in the absence of CD4 lymphocytes. This raises the possibility that Hsp fusions may be effective in HIV-positive patients. As a result, we may also evaluate, or support the evaluation of, HspE7 in HIV-positive patients with HPV-related AIN.

Genital Warts

    Genital warts are spread by sexual contact and are very contagious. According to the NIAID in a July 1998 Fact Sheet, in the United States approximately one million new diagnoses of anogenital warts are made each year. Approximately two-thirds of people who have sexual contact with a partner with genital warts will develop warts themselves, usually within three months of contact. Spontaneous regressions are common, as the lesions wax and wane, but recurrence is usual. Doctors can normally diagnose genital warts by direct visual examination. Although current treatments sometimes suppress the warts, the lesions often reappear after treatment. Depending on factors such as their size and location, genital warts are treated in several ways.

    Various creams and ointments have been approved as topical treatments for genital warts. According to the NIAID, the success rate for wart removal is approximately 50 per cent; however, the relapse rate within three to six months is estimated to be 25 to 50 percent. The relapse rate is believed to be even higher over a longer period of time. Pregnant women generally cannot use topical treatments because they are absorbed by the skin and may cause birth defects. In addition, some smaller warts can be removed by cryosurgery, freezing, electro cauterization, or burning the warts, or laser treatment. Cases of larger warts often require extensive surgery, in some cases under general anesthesia. In an attempt to remove the underlying virus, some doctors use the antiviral drug alpha interferon, which they inject directly into the warts that have recurred after removal by traditional means. The drug is expensive, however, and does not appear to reduce the rate of recurrence. We are developing HspE7 as an alternative therapeutic for the treatment of genital warts.

Invasive Cervical Cancer

    According to a World Health Organization February 1999 press release, invasive cervical cancer is second only to breast cancer as the most common cancer in women worldwide. Beyond initial surgery and radiotherapy, no therapy is highly effective and there is no approved chemotherapy or immunotherapy. The disease is associated with extreme morbidity and is typically fatal when surgery and radiotherapy fail.

    Cervical cancer is a global public health problem, particularly in countries where routine Pap smears are not practiced. Globally there are approximately 500,000 new cases of cervical cancer identified each year resulting in nearly 300,000 deaths. Each year in the United States approximately 15,000 women are diagnosed with cervical cancer and approximately 5,000 die from cervical cancer.

    Our initial target in developing product candidates to treat cervical cancer will be women with advanced carcinoma of the cervix who are not candidates for curative surgery or radiotherapy.

Cervical Dysplasia

    Cervical dysplasia, historically known as cervical intraepithelial neoplasia, so abbreviated as CIN, is characterized by the presence in the cervix of abnormal cells that often precede cervical cancer. These abnormal cells are usually detected in women through regular Pap smear screening. The National Cancer Institute estimates that in the United States more than 1.2 million women are diagnosed with low grade cervical dysplasia and, according to a December 1999 report of the Centers for Disease Control, another 200,000 to 300,000 are diagnosed with high grade cervical dysplasia each year. Worldwide, the incidence is much larger. Currently, treatment for CIN is limited to local surgical techniques, an approach not always effective as malignant cells may be missed and the underlying infection is not treated. In addition, surgical treatments can result in complications. HspE7 treatment for CIN may offer a non-surgical approach to reducing the risk of progression to cervical cancer and could potentially be a replacement for surgery, an adjunct to surgery or a backup for those who fail surgery.

Recurrent Respiratory Papillomatosis

    RRP is caused by HPV types six and eleven—the same types of HPV that cause genital warts. In a small subset of susceptible individuals, HPV causes tumor-like lesions to grow on the larynx and, in some cases, in the trachea and lungs. Left untreated, these tumors can cause suffocation and death. In March 2001 the United States Food and Drug Administration granted orphan drug status for HspE7 for the treatment of RRP.

Description of Results of HspE7 Clinical Trials

    In October 1999, we initiated patient treatment in a phase II clinical trial with HspE7 in male and female patients with AIN. The primary goal of the phase II clinical trial is to determine whether HspE7 is more effective than placebo in inducing complete regression of abnormal cells in subjects with AIN. The phase II AIN program involves two trials: the first is a randomized, double-blind placebo-controlled study in patients diagnosed with AIN and the second is an open-label trial. Patients enrolled in the first trial were permitted to cross-over into the second trial. These studies are currently ongoing at a number of centers in the United States. All clinical data described below are from patients who crossed over into the open-label phase II AIN trial. Data from the first trial currently remains blinded.

    A preliminary analysis of ten patients enrolled in the phase II AIN open label trial confirmed clinical proof of principle for the use of HspE7 in the treatment of AIN. The data were presented in July 2000 at HPV2000, the International Human Papillomavirus Congress in Barcelona. All ten patients improved when administered HspE7 once per month for three months, according to the investigator and the pathologist working at separate locations. The global physicians' assessment improved between 50 and 95 per cent compared to baseline for all ten patients. In addition, serial review of biopsies taken over the course of the study from each patient, from the same location, revealed improvement in all patients. At three months, each of the ten patients showed clinical benefit represented by a reduction in the invasiveness or extent of the surgical procedure that would have been recommended had the HspE7 treatment not been available. In October 2000, at the Cancer Vaccines Conference in New York, we announced that six of eight patients in this trial evaluated at six months converted from high-grade AIN to low-grade AIN. The conversion from high-grade to low-grade AIN potentially eliminates the need for surgery in these patients to treat the disease. In addition, responses were observed in patients infected with different types of HPV (including those that cause genital warts), indicating that HspE7 activity was not limited to a specific type of HPV.

Safety

    In the approximately 153 subjects and patients studied in our clinical trials as of November 2000, safety data for treatment with HspE7 are available in various states of validation. At various doses and schedules, the predominant adverse experience noted from HspE7 treatment is injection site reaction, mild to moderate in severity, clearing in hours to days without treatment.

Ongoing HspE7 Clinical Trials

    HspE7 is currently being evaluated in clinical trials for the following HPV-related diseases:

    AIN—Phase II trials, including a double-blind placebo controlled study and an open label study. Phase III double-blind placebo-controlled clinical trial. These studies are being conducted at multiple study centers in the United States. Clinical efficacy will be measured using standard pathological criteria.

    CIN—Phase II open label, multi-dose study in women with high-grade CIN. This trial is being conducted at several study centers. Patients are evaluated for regression of cervical lesions. Following a monitoring period, all patients receive the standard surgical treatment, which involves the removal and examination of abnormal tissue.

    Cervical cancer—Phase II open label study. Clinical efficacy will be measured by conventional oncologic criteria.

    Genital warts—Phase II double-blind placebo-controlled study. The study is being conducted at multiple study centers in the United States and requires each patient to receive multiple injections of HspE7. Clinical efficacy will be assessed by measured regression of warts.

Other Product Candidates in Development

Hsp—Viral Antigen Fusion Proteins

    Based on our proprietary fusion protein technology, we have developed a number of Hsp fusions using various antigens, including those from the Hepatitis B virus and HIV.

Hepatitis B

    Hepatitis B is a disease caused by infection with the Hepatitis B virus and is characterized by jaundice, fatigue, abdominal pain and other symptoms. According to current statistics from the Centers for Disease Control, there are between 140,000 and 320,000 new cases of Hepatitis B each year and it is estimated that up to 1,250,000 people in the United States are chronically infected. These infections result in health care and other costs that are estimated to be U.S. $700 million per year in the United States. We are currently conducting animal studies, as well as carrying out laboratory testing of potential fusion product candidates and based on these tests will determine if a candidate should be advanced into pre-clinical testing and clinical trials.

HIV

    In 1996, researchers at MIT demonstrated that a fusion protein composed of a particular stress protein called Hsp71 and an HIV antigen known as p24 could be used to generate an immune response to p24 in mice. Investigators at MIT and Harvard University working on this approach applied for and received funding from the United States National Institutes of Allergy and Infectious Disease to conduct advanced animal or human studies of this therapeutic. Before continuing with this program, we plan to seek appropriate collaborations or partnerships to assist with the development work.

Hsp Alone & Hsp—Allergen Fusion Proteins

    We have developed proprietary technology based upon the use of stress proteins to reduce the morbidity associated with the exposure to various agents that cause allergic and certain inflammatory reactions. To complement and strengthen our existing technology positions, we entered into a licensing agreement with the National Jewish Medical and Research Center in Denver, Colorado, for exclusive rights to National Jewish's patent estate involving the use of stress proteins in the treatment of various allergic and inflammatory disorders. We are currently investigating the immunomodulatory effects of stress proteins in animal models of allergy and asthma.

    Recent estimates indicate that approximately 20 percent of the United States population, which is approximately 40 to 50 million individuals, have allergies. The most prevalent in the United States are allergies to ragweed and grass with approximately nine million affected individuals for each. There are varying degrees of symptoms to allergic response, mostly runny noses, sneezing and congestion. However, severe forms of allergy can affect patients' lungs leading to asthma, a potentially life threatening illness that can lead to permanent airway damage. Since 1980, the prevalence of asthma has almost doubled. There are approximately 17 million people in the United States with asthma according to a National Institute of Allergy and Infectious Disease Fact Sheet dated January 2000.

    Allergies result when the immune system overreacts to foreign proteins known as allergens that are innocuous to non-allergic individuals. These inappropriate responses occur in humans and other animals. In allergic individuals, these allergens trigger a strong Th2 immune response, resulting in the production of IgE. This antibody attaches to receptors on certain cells (mast cells and basophils) that line or are attracted to the surface of the lung, nose and other mucosal surfaces. Certain mediators of inflammation are released when these cell-bound IgE bind a particular allergen such as ragweed. These cause congestion, itchy eyes, and in the case of asthma, bronchoconstriction and pulmonary inflammation.

    Current treatments for allergies are focused on treating the symptoms. Use of antihistamines alone or in combination with decongestants addresses the nasal and ocular symptoms. For more severe forms, topical steroids are used. For asthma, acute symptomatic therapy uses bronchodilators, with inhaled steroids recognized as the standard of care for first line therapy to suppress the chronic inflammation. With more severe forms or when acute crises occur, systemic steroids are used as well. However, these approaches do not address the immune system anomaly that is the root cause of disease. Instead they block the downstream cellular mechanisms that produce the symptoms after the immune response has occurred.

    A second approach aims to reduce or eliminate the initial response upon exposure to allergen. The process takes months or years, and the aim is to "tolerize" the patient to future exposures. Traditionally, this approach has involved exposing the patient to increasing doses of extracts derived from the offending allergen through injection. These allergen extracts have been the subject of much debate in the context of standardization. However, results with this approach have been quite variable and patient treatment is customized. Also, there is a risk of anaphylaxis and even death in this procedure. Furthermore, most patients are allergic to more than one allergen, thereby requiring multiple injections at each physician visit.

    The ability of stress proteins to elicit a Th1 type immune response, compared to a Th2 type response, is being investigated in allergen-specific and non-specific models. We have embarked upon a program using stress proteins or stress protein fusions with appropriate allergens to investigate their ability to cause the immune system to shift from a Th2 response thereby reducing the production of IgE, and diminishing subsequent allergic inflammatory symptoms mediated by this antibody. In addition, this shift away from a Th2 response is believed to reduce the later onset T-cell mediated inflammation responsible for the chronic lung damage associated with asthma.

    The use of stress proteins alone or fused to selected allergens may be envisioned as potential product candidates for the prevention or treatment of allergy and asthma. Based on our current investigations of the immunomodulatory effects of stress proteins in models of allergy and asthma, we are currently evaluating whether to advance a product candidate into pre-clinical testing and clinical trials.

Hsp & Cellular Protection

    Another potential application for stress protein based technologies is in the arena of cellular protection or cytoprotection. When cells, tissues and whole organisms are exposed to damaging or life-threatening conditions or stimuli, a cellular "stress response" can be induced. This response culminates in the increased production of stress proteins, which may help repair damage that has occurred and protect against future damage. This cellular defense mechanism can be exploited to protect cells and tissues against the deleterious effects of "stressful" stimuli, which range from exposure to noxious substances to abrupt changes in metabolism or physiological state. We are conducting research examining the ability of small molecule inducers of the stress response to protect cells and tissue against injuries experienced as a result of surgery and in the field of organ transplantation.

Collaboration

National Cancer Institute

    In November 1999, we entered into a clinical trials agreement (a CTA) with the National Cancer Institute, or the NCI, in the United States for the co-development of our lead product, HspE7, in the treatment of CIN caused by HPV. The NCI is the United States Government's principal institute for cancer research and training. It conducts and supports research, training, health information dissemination and other programs focused on the cause, diagnosis, prevention and treatment of cancer. Over 80% of all agents approved for the treatment of cancer by the FDA have been tested or developed under a NCI-sponsored program. Under the terms of this agreement, the NCI's Division of Cancer Treatment and Diagnosis will work collaboratively with us to develop a general plan for clinical development of HspE7. Additional clinical research protocols may be solicited from independent investigators and cooperative research groups affiliated with NCI. The NCI will sponsor and fund these studies; we are expected to provide clinical grade HspE7 for the investigators to use in their studies. The general plan and clinical protocols developed under the CTA are independent of our developmental plans for studies under our own sponsorship. We are currently discussing protocols with the NCI. The NCI intends to initiate the first protocol under the CTA in 2001. The collaboration with the NCI allows us to test HspE7 in more clinical settings than we would be able to do independently.

Research Agreements

    In addition to our internal research initiatives, we have a number of research agreements which we believe provide us with important sources of research data and could lead to technology development opportunities. In April 1999 we entered into a research agreement with National Jewish Research and Medical Center in Denver, Colorado to perform work regarding the use of heat shock proteins and their potential to inhibit allergic inflammation and airway hyper-responsiveness. In November 1998 we entered into a sponsored research agreement with MIT. Under the agreement we agreed to fund certain research and place one of our employees at MIT. The work being conducted at MIT involves the examination of the mechanism by which stress proteins participate in regulating the immune system. We have the right to license intellectual property arising from this collaboration. We have also entered into an agreement with the National Institute of Allergy and Infectious Diseases to test our Hepatitis B candidate in preclinical models.

Intellectual Property Licenses

    Certain key technologies that we use have been obtained under license from certain academic institutions that are described below.

National Jewish Medical and Research Center

    In July 1998, we entered into an exclusive license agreement with National Jewish Research and Medical Center to license certain technology and intellectual property relating to methods for treating inflammatory diseases using heat shock proteins. Under the agreement, we agreed to use our best efforts to bring to market a product or products based on the intellectual property. We are obligated to pay National Jewish certain milestone payments related to the clinical development of products, including an annual license maintenance fee, and are required to pay certain royalties on net sales of any products developed using the licensed technology.

Whitehead/MIT License

    Under a November 1992 license agreement, as amended, among ourselves, the Whitehead Institute for Biomedical Research and MIT, and consented to by the MRC, as co-owner of the technology, we were granted an exclusive worldwide license to make, use and sell products based upon certain discoveries related to stress proteins made by researchers at Whitehead and to use the processes related thereto, subject to the filing for patent protection in each jurisdiction in which a product is to be made, used or sold. The processes licensed are the subject of certain patents granted or applied for by the Whitehead Institute and MIT. The Whitehead Institute is obligated under the agreement to seek prompt issuance of, and maintain during the term of the agreement, all applicable patent rights, with all fees and costs relating thereto being our responsibility. The Whitehead Institute has been granted a Canadian patent and has filed patent applications in the United States and Europe relating to the use of the licensed technology.

    The license is exclusive until the earlier of 15 years after the first commercial sale of a product derived from, or the first commercial use of the process derived from, the licensed technology, or December, 2012. Thereafter, the License will become non-exclusive and will expire at the end of the term of each applicable patent. Under certain conditions, MIT or we may grant sublicenses of the licensed technology. If we do not grant a sublicense within a reasonable period, MIT will be permitted to grant a non-exclusive, non-transferable sublicense to a third party. Any revenue received by MIT from the sublicense will be shared equally with us.

    Under the agreement, we are required to pay an annual license maintenance fee and are required to pay royalties on net sales of our products that use the licensed technology. License maintenance fees are credited against any required royalty payments. All licensed products leased or sold in the United States are required to be manufactured substantially in the United States.

    One of the European patents licensed to us by Whitehead and MIT was challenged by BioChem Vaccines Inc. and Antigenics Inc. Oral proceedings took place on November 14, 2000. At the conclusion of the hearing, the European patent office revoked the patent in its entirety. We have only recently received the final written decision, so still may consider whether to appeal this decision. This ruling has no impact on our core intellectual property filings on stress protein fusion technology and specific fusions such as HspE7, as well as other applications of stress proteins and does not prevent us from commercializing or further expanding our intellectual property position around the key stress protein fusion technology. In essence, the ruling places the subject matter covered by the patent into the public domain in Europe. This means that the use of stress proteins alone, but not stress protein fusions, to treat diseases caused by a pathogen are now in the public domain in Europe, absent a successful appeal of this ruling.

Intellectual Property—Patents

    We, and technology licensors who have granted us commercial rights, have a number of patent applications pending in the United States and have similar pending patent applications in multiple jurisdictions including Europe and Japan. We own or have rights under nine issued patents, including a granted Canadian patent directed to the use of stress proteins for vaccine and therapeutic applications licensed from the Whitehead Institute and MIT. Other pending applications and their continuation-in-part applications relating to the use of stress proteins, including members of the Hsp60 and Hsp70 gene families, for therapeutic and vaccine developments are on file in the United States Patent and Trademark Office and foreign counterparts have been filed in various countries throughout the world. Certain of these patent applications and continuation-in part applications have been exclusively licensed by us from the Whitehead Institute and are being prosecuted by the Whitehead Institute and MIT. We are funding the prosecution of all such applications and continuation-in part applications which were filed in multiple jurisdictions, including the United States, Canada, and, through the European Patent Office, several European countries.

    While none of our patent claims or pending applications are considered by us to be absolutely essential to our operations, we believe that they will contribute to the development and maintenance of a competitive position with respect to one or more of our stress protein based products under development. However, as is the nature of many biotechnology and pharmaceutical patents, we cannot assure you that our pending applications will result in issued patents, or that the issued patents will be held valid and enforceable if challenged, or that a competitor will not be able to circumvent an issued patent by the development or adoption of a competitive noninfringing product or process. Interpretation and evaluation of biopharmaceutical or biotechnology patent claims present complex and often novel legal and factual questions.

    In the fields of biotechnology and biopharmaceuticals, others may obtain patents that conflict with patents we own or have rights to. In addition, we may be required to obtain licenses to use the technology covered by any such third-party patents and we cannot assure you that we will be able to obtain such licenses or otherwise circumvent, through a reasonable investment of time and money, such third-party patents. The owners of these patents could commence patent litigation against us alleging infringement of the patent. If the outcome of any such litigation were to be adverse, our business could be materially affected. Furthermore, others may independently develop substantially equivalent proprietary information and technology, or otherwise gain access to our proprietary information and technology or disclose such proprietary information and technology, and we may not be able to meaningfully protect our rights to such unpatented trade secrets.

    Our intellectual property protection policy is to file and actively prosecute patent applications relevant to the inventions that we consider meaningful to our business. We will also rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. To this end, all of our employees, consultants and advisors enter into confidentiality agreements with us, under which they agree not to disclose proprietary information relating to our activities.

Manufacturing

    We contract with others for process development and manufacture of HspE7. We currently rely on one manufacturer for bulk HspE7 and two manufacturers for dosage forms in vials. Collectively, these manufacturers have agreed to supply quantities of HspE7 that are sufficient to complete our current and future phase II and phase III clinical studies. We are in the process of establishing a quality control and quality assurance program, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that HspE7 will continue to be manufactured in accordance with current good manufacturing practice and other regulations.

Government Regulation/Product Approval Process

    The production and manufacturing our products and our research and development activities are subject to regulation for safety and efficacy by applicable governmental authorities. In Canada, these activities are regulated by the Food and Drug Act (Canada) and the rules and regulations promulgated thereunder, which are enforced by the Health Protection Branch, or HPB, of the Department of Health and Welfare Canada. In the United States, drugs and biological products are subject to regulation by the Food and Drug Administration, or FDA. Drug licensing laws require licensing of manufacturing facilities, carefully controlled research and testing of products, governmental review and approval of results prior to marketing therapeutic products, and adherence to Canadian and United States good manufacturing practices during production.

    The principal activities which must be completed before obtaining approval for marketing in Canada and the United States are the completion of (1) development of a well-controlled process of manufacturing, (2) preclinical studies of safety and pharmacology, and (3) studies of safety and efficacy in humans. Pre-clinical studies are conducted to test chemistry, pharmacology and efficacy. Phase I clinical trials consist of testing a product in a small number of humans for its safety (toxicity), dose tolerance and pharmacokinetic properties including absorption, distribution, metabolism and elimination. Phase II clinical trials usually involve a larger patient population than is required for phase I trials and are conducted to evaluate the effectiveness of a product in patients having the disease or medical condition for which the product is indicated. These trials also serve to identify possible common short-term side effects and risks in a larger group of patients. Potential dosing regimens may also be evaluated during Phase II trials. Phase III clinical trials involve conducting tests in an expanded patient population at geographically dispersed sites to establish clinical safety and effectiveness. These trials usually involve comparison to a standard treatment or to no treatment. These trials also generate information from which the overall benefit-risk relationship relating to the drug can be determined and provide a basis for drug labeling.

    Successful pre-clinical results, which entail achieving potentially valuable pharmacological activity combined with an acceptably low level of toxicity, enable the manufacturer of the new drug to file an investigational new drug application to begin clinical trials involving humans. An investigational new drug application must be filed with and accepted by the HPB or FDA, as applicable, before each phase of human clinical trials may begin. The investigational new drug application must contain specified information including the results of the preclinical or clinical tests completed at the time of the investigational new drug application. In addition, since the method of manufacture may affect the efficacy and safety of a drug, information on manufacturing methods and standards and the stability of the drug substance and dosage form must be presented so that the FDA and other regulatory authorities can ensure that the product that may eventually be sold to the public has the same composition as that determined to be effective and safe in the clinical trials. Production methods and quality control procedures must be in place to ensure a relatively pure compound, essentially free of contamination and uniform with respect to all quality aspects.

    Two key factors influencing the rate of progression of clinical trials are the rate at which patients can be accrued to participate in the research program and whether effective treatments are currently available for the disease the drug is intended to treat. Patient accrual is largely dependent upon the incidence and severity of the disease and the alternative treatments available.

    Upon completion of all clinical studies, the results of these studies are submitted to the HPB as part of a new drug submission or to the FDA as part of a biologics license application, in the case of a biological product, to obtain approval to commence marketing the product. We anticipate that HPB and FDA marketing approval for the majority of our proposed products will take between 12 and 24 months from the date we submit an new drug submission in Canada or a biologics license application in the United States. In addition, an establishment license application must be filed and approved by the HPB or FDA for the production of a product, and test sites must demonstrate that good laboratory practices and good clinical practices have been maintained during pre-clinical and clinical evaluation. Even after marketing approval has been obtained, further studies, including post-market studies, may be required to provide additional data on safety and efficacy necessary to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the HPB and FDA may require post-market surveillance programs to monitor a product's side effects. Results of post-marketing programs may limit or expand the further marketing of products. A serious safety or effectiveness problem involving an approved drug or medical device may result in HPB or FDA action requiring withdrawal of the product from the market and possible civil action.

    For the purposes of FDA regulatory approval, a vaccine is considered to be a biologic. FDA regulations describe a biologic as "any virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product or analogous product for prevention, treatment or cure of diseases or injuries of man, including its use as an aid in the diagnosis or evaluation of susceptibility or immunity." In addition, biological products may be defined as drugs and, as such, are subject to all of the adulteration, misbranding and registration provisions of the United States Food, Drug and Cosmetic Act. A biologic agent will only be approved by the HPB and FDA upon demonstration of compliance with standards that are designed to assure the safety, purity, potency and efficacy of the product.

    Vaccines are regulated in the United States by the Office of Vaccines within the Center for Biologics Evaluation and Research, which is a division of the FDA. Vaccines developed for human use must follow all of the pre-clinical and clinical testing described above. In Canada, the HPB, through the Bureau of Biologics, oversees the regulations applicable to the development of vaccine products.

    On the basis of the requirements for clinical trials for human vaccines, large numbers of persons must be recruited for clinical studies and their medical histories tracked for a number of years. The length of time and cost of completing vaccine clinical trials, as well as the ongoing monitoring of the immunized population, is significant.

    Our success in ultimately obtaining marketing approval and clearance for product candidates currently under development will depend on our ability to comply with worldwide regulations governing the manufacturing, quality control, pre-clinical evaluation and clinical testing of investigational new drugs. The regulatory approval and clearance requirements for new drugs outlined above for Canada and the United States are similar to those of other foreign jurisdictions. While testing carried out in Canada or the United States is often acceptable for the purposes of regulatory submissions in other countries, supplementary testing may be requested by individual regulatory authorities during their assessment of any submission. Data obtained from clinical trials performed under the authorization of a particular country's regulatory body may not be accepted by the regulatory bodies in other countries.

Competition

    We are focused on the research and development of therapeutic products based on the intrinsic nature of stress proteins to assist the body in fighting infection, related cancers and other diseases including asthma and allergy. Most, if not all, of the major pharmaceutical companies have significant research and product development programs in these areas. These programs use approaches not employing stress proteins to achieve the same effect of stimulating the body's immune system to recognize and to fight cancer and infection. Certain other companies, such as Antigenics Inc., are investigating an autologous approach employing stress proteins, which involves extracting certain stress proteins from diseased tissue such as tumors, and re-administering it to the same person for potential therapeutic benefit. In addition, Antigenics recently announced that it was studying the use of a non-covalent complex composed of an Hsp and a viral peptide for the treatment of herpes simplex viral infections.

    A variety of other approaches are being developed or have already been adopted and are routinely used for the management of diseases targeted by us. We expect to encounter significant competition in Canada, the United States and foreign countries for each of the products we seek to develop. Many of our competitors have greater human and financial resources dedicated to product development and human clinical testing than we do. While there is no current commercial product in use that utilizes stress proteins as the recognized key component in a treatment, established treatments such as conventional drug therapy and surgery, and existing and other experimental vaccines, will offer competition to our proposed products.

    The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition from pharmaceutical and biotechnology companies, which have significantly greater research and development capabilities, as well as substantial marketing, financial, and managerial resources, represent significant competition to us. Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase such competitors' financial, marketing and other resources. We cannot assure you that developments by others will not render our proposed products or technologies non-competitive, or that we will be able to keep pace with technological developments. Competitors may have developed or may be in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the therapeutic effect than the products being developed by us.

    Current competition in the stress protein bioreagent market is limited but there are a few companies that have competing products. Affinity Bioreagents Inc. is a key competitor in the stress protein bioreagent market. Several larger companies such as Amersham Life Sciences Inc., Oncor Incorporated and Santa Cruz Biotechnology Inc. have introduced competing products. We anticipate additional competition from other suppliers in the future but the effect on our competitive position is not yet determinable.

Human Resources

    As of February 28, 2001 we employed 78 full time equivalent personnel, of which 47.5 were engaged in, directly or indirectly, research and development efforts. Of the scientific persons employed, one holds an M.D., ten hold Ph.D.'s, and the balance hold either M.Sc. or B.Sc. degrees or other diplomas. Our employees are not covered by any collective bargaining agreement. All employees are required to execute confidentiality and assignment of invention agreements as a condition of their employment.

RISK FACTORS

    In addition to the other information contained in this Annual Report on Form 10-K, the following factors should be considered carefully by potential purchasers when evaluating our products and our business.

We Are At An Early Stage Of Development

    We are still at an early stage of development. We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products. We must make significant additional investment in research and development and clinical trials prior to the commercialization of any of our technology. We have only undertaken limited human clinical trials of some of our product candidates and we cannot assure you that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify unwanted side effects. We cannot assure you that any of our products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be capable of being produced in commercial quantities at reasonable costs, be successfully marketed or that the investment made in such product candidates will be recouped through sales. None of our therapeutic product candidates are expected to be commercially available for a number of years.

We Have A History Of Operating Losses And We May Never Become Profitable

    To date, we have not recorded any revenues from the sale of therapeutic products. From our date of incorporation to December 31, 2000, we have accumulated net losses of approximately $69,308,000 and expect such losses to increase as we continue our research and development and clinical trials. We expect to continue to incur substantial operating losses for at least the next several years. To become profitable, we, either alone or with one or more partners, must develop, manufacture and successfully market product candidates.

Our Product Development Programs Are Novel And, Thus, Inherently Risky

    Our business is subject to the risks of failure inherent in the development of product candidates based on new technology. These risks include the possibility that:

  •
  the technologies we use will not be effective and will not lead to the development of commercial products;

  •
  our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals;

  •
  our products candidates will be hard to manufacture on a large scale or will be uneconomical to market; or

  •
  we do not successfully overcome technological challenges presented by our products.

    Consequently, there is no precedent for the successful commercialization of products based on our technologies. It is possible that none of our therapeutic products will be successfully developed.

Our Clinical Trials Could Take Longer To Complete Than Expected

    Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to factors such as scheduling delays or conflicts with the schedules of participating clinicians and clinical institutions and the rate of patient accruals. Our most advanced product candidate, HspE7, is intended for treating patients with relatively early stage cancer and is designed to delay or prevent the recurrence of disease. As a consequence, clinical trials involving these product candidates are likely to take longer to complete than clinical trials involving other types of therapeutics. Clinical trials involving our product candidates may not commence or be completed as forecasted.

    We have limited experience in conducting clinical trials. We rely on corporate collaborators, academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if it conducted them entirely on our own. These trials may not commence or be completed as we expect and may not be conducted successfully. Failure to commence or complete, or delays in, any planned clinical trials could reduce investors' confidence in our ability to develop products which would likely cause our stock price to decrease.

We Must Obtain Additional Financing To Execute Our Business Plan

    Currently, revenues from the production and sale of bioreagents are not adequate to support our therapeutic product development programs. As a result, we will require substantial additional funds for further research and development, planned clinical trials, regulatory approvals, establishment of pilot-scale manufacturing capabilities and, possibly, the marketing of our products. We do not have committed sources of funding. We will seek to obtain those additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and/or from other sources. Any collaborative arrangements will likely require us to relinquish some or all of our rights to our technology or products.

    We believe that we have adequate funding for our operations and capital requirements until approximately the end of 2002. Additional funding may not be available at all or on acceptable terms.

Our Success Depends On Our Ability To Protect Our Proprietary Rights And Operate Without Infringing The Proprietary Rights Of Others

    Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. We have filed and are actively pursuing applications for United States and non-United States patents. The patent positions of pharmaceutical and biotechnology firms, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the United States Federal courts. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. The laws of certain non-United States countries may not protect our intellectual property rights to the same extent as the laws of the United States. Thus, we cannot assure you that any of our patent applications will result in the issuance of patents, that we will develop additional proprietary products that are patentable, that any patents issued to us will provide us with any competitive advantages or that such patents will not be challenged by any third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents. Furthermore, others may independently develop similar products that duplicate one or more of our products and, if patents are issued to us, others may design around the patented products we develop.

    A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies, patent applications or patents. Such conflict could limit the scope of our current patents or the patents, if any, that we may be able to obtain or result in the denial of our patent applications. In addition, if patents that cover our activities are issued to other companies, we cannot assure you that we would be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in the introduction of products, or could find that the development, manufacture or sale of products requiring such licenses is prohibited. In addition, we could incur substantial costs in defending our patent position in suits brought against us or in prosecuting suits against others to have third-party patents declared invalid.

    Patent litigation is becoming widespread in the biotechnology industry. Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development. If we become involved in patent litigation, it could consume a substantial portion of our financial and human resources. If the outcome of any such litigation were to be adverse, our business could be materially affected.

    Since patent applications in the United States are maintained in secrecy until the patents issue or non-United States counterparts, if any, publish and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or any licensor was the first creator of inventions described in our pending patent applications or patents or that we or such licensor was the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were in our favor. An adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or cease using the technology. We cannot assure you that our patents, if issued, would be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe our patents. Furthermore, substantial costs can be incurred due to the filing of lawsuits to enforce our patent rights against apparent infringers, even if we are successful in the lawsuits.

    Much of our know-how and technology may not be patentable, though it may constitute trade secrets. We cannot assure you that we will be able to meaningfully protect our trade secrets. We cannot assure you that any of the existing confidentiality agreements with our employees, consultants, advisors or collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, to the extent that collaborators, advisors or consultants apply technological information developed independently by them or by others to our projects or apply our technology to other projects, disputes may arise as to the ownership of proprietary rights to such technology. Further, our business may be adversely affected by competitors who independently develop competing technologies, especially if we do not obtain, or only obtain narrow, patent protection.

Our Success Depends On Collaborative Partners, Licensees And Other Third Parties Over Whom We Have Limited Control

    Our strategy is to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. In addition, the nature of clinical trials requires us to rely on outside parties to conduct clinical testing. While we have several research collaborations, we currently do not have any corporate partners or licensees involved in the development and eventual commercialization of our product candidates. We may not be able to establish collaborations on favorable terms, if at all, and our current or future collaborations may not be successful.

    There are a number of risks associated with our dependence on collaborative agreements with third parties. Should any collaborative partner fail to develop or manufacture in adequate quantities a substance we need in order to conduct clinical trials, fail to adequately perform clinical trials or fail to develop, manufacture or commercialize an end product to which it has rights, or a partner's product to which we have the rights, our business may be adversely affected. Failure of a collaborative partner to continue to participate in any particular program could delay or halt the development or commercialization of products generated from that program. In addition, we cannot assure you that our collaborative partners will not pursue other technologies or develop alternative products that could compete with our future products.

    We currently hold licenses from third parties for certain technologies. We cannot assure you that these licenses will not terminate or that they will be renewed. In addition, we cannot assure you that these licenses will remain in good standing and, in the event of a breach of the terms of any license, the licensor may attempt to terminate the license.

    We also plan to acquire additional licenses to technologies developed by other companies and academic institutions. Pursuant to the terms of these license agreements, we could be obligated to exercise diligence in bringing potential products to market and to make certain milestone payments that, in some instances, could be substantial. We also are obligated to make royalty payments on the sales, if any, of products resulting from licensed technology and, in some instances, are responsible for the costs of filing and prosecuting patent applications.

We May Not Be Able To Obtain The Regulatory Approvals Or Clearances That Are Necessary To Commercialize Our Products

    The manufacture and sale of human therapeutic products in the United States and Canada is governed by a variety of statutes and regulations in both countries. These laws require approval of manufacturing facilities, controlled research and testing of products and government review and approval and clearance of a submission containing manufacturing, preclinical and clinical data in order to obtain marketing approval and clearance based on establishing the safety and efficacy of the product for each use sought.

    Our product candidates are currently in the early stages of development and will require significant development, pre-clinical and clinical testing and investment of significant funds prior to their commercialization. The process of obtaining required approvals and clearances can be costly and time-consuming and our potential products may not be successfully developed, prove to be safe and effective in clinical trials or receive applicable regulatory approvals and clearances. Any delay in obtaining such approvals and clearances may:

  •
  adversely affect the successful commercialization of products that we or any of our collaborative partners develop;

  •
  diminish any competitive advantages that we or our collaborative partners may obtain; and

  •
  adversely affect our receipt of revenues or royalties.

    Government regulatory authorities may approve a product candidate for fewer indications than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if we receive regulatory approval and clearance, our product candidates may later exhibit adverse side effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

    Additionally, if we fail to comply with applicable regulatory requirements at any stage during the regulatory process, we or our contract manufacturers may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approval applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

    We and our contract manufacturers will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance records and documentation. Manufacturing facilities must be approved before we can use them in commercial manufacturing of our products and are subject to inspection by regulatory agencies. Our contract manufacturers and we may not be able to comply with the applicable good manufacturing practice requirements and other regulatory requirements, which could prevent us from developing any of our product candidates.

Even If We Obtain All Necessary Regulatory Approvals, Our Products May Not Gain Market Acceptance

    Even if our product candidates receive all necessary regulatory approvals and clearances, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product that we may develop will depend on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness of the products, their potential advantage over alternative products and marketing and distribution support for the products.

    Our sales experience is limited to the sale of our bioreagents. To directly market and distribute any products we may develop, we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a more experienced pharamaceutical company or other entity. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into arrangements with third parties on terms that are acceptable to us. To the extent that we do enter into co-promotion or other licensing arrangements with respect to any products that we may develop, our product revenues will be lower than if we directly marketed and sold our products and any revenues that we receive will depend on the efforts of third parties, which efforts may not be successful.

Our Operations Involve Hazardous Materials Which Require Us To Comply With Regulatory Requirements And Which Could Subject Us To Damages Resulting From Accidental Contamination Or Injury

    Our research and development processes involve the controlled use of hazardous and radioactive materials. We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident involving these materials, we could be held liable for any damages that result and any such liability could exceed our resources. We are not insured with respect to this liability. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material capital expenditures for environmental control facilities in the near-term, we may be required to incur significant costs to comply with environmental laws and regulations in the future.

Our Competitors May Develop And Market Drugs That Are Less Expensive, More Effective Or Safer Which May Diminish Or Eliminate The Commercial Success Of Any Products We May Commercialize Or Render Our Products Obsolete

    Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase. Many of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than ours. Other companies may succeed in developing products earlier than us, obtaining HPB and FDA approvals and clearances for such products more rapidly than us, or in developing products that are more effective than those ultimately developed by us, if any. While we will seek to expand our technological capabilities in order to remain competitive, we cannot assure you that research and development by others will not render our technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy developed by us, or that any therapy we develop will be preferred to any existing or newly developed technologies.

    The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. We cannot assure you that developments by others will not render our products or technologies non-competitive or that we will be able to keep pace with technological developments. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us and may be more effective and less costly than the products developed by us. In addition, other forms of medical treatment may be competitive with our products.

Our Lack Of Manufacturing Experience For Therapeutic Products Means That We Will Have To Incur Substantial Costs To Develop Manufacturing Facilities Or Contract With Third Parties Over Whom We Will Have Limited Control

    While we have manufacturing experience in bioreagents, this experience is not directly applicable to the manufacture of therapeutic products. We have not yet introduced any therapeutic products and have no manufacturing experience for therapeutic products. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. We do not currently have facilities for the production of our products under development and will initially obtain the small amount of products we requires for clinical trials from contract manufacturing companies. In order to manufacture our products in commercial quantities, we will need to develop our own manufacturing facilities or contract with third parties to manufacture our products, as is currently the case for HspE7. We may not be able to reach satisfactory arrangements with any third party manufacturers in the future. Currently, Covance is the sole supplier of our HspE7 product candidate. If for any reason Covance delays the supply of our HspE7 product candidate, we may have to delay clinical trials. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers, we may not be able to conduct clinical trials as planned.

    If we were to develop our own commercial manufacturing facilities, substantial additional funds beyond what it has currently available would be required. Additional management and technical personnel who have manufacturing experience would also have to be retained. All manufacturing facilities must comply with applicable regulations of the HPB and FDA. We may not be able to make the transition to commercial production. In addition, production of our products may require raw materials for which the sources and amount of supply are limited. An inability to obtain adequate supplies of such raw materials could significantly delay the development, regulatory approval and marketing of our products.

We Have Yet To Market Or Sell Any Pharmaceutical Products

    Our pharmaceutical products have not been approved for sale by any regulatory agencies. Although we sell bioreagents, we have never marketed or sold any pharmaceutical product. In order to market or co-market our product candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, or possibly obtain such capabilities through arrangements with strategic partners. If we cannot develop the required marketing and sales expertise internally or through our partnering arrangements, our ability to generate revenue from product sales will be limited. We cannot guarantee that we will be able to enter into marketing or sales arrangements with strategic partners on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful.

Our Success Depends On Our Ability To Attract And Retain Qualified Personnel

    We depend on certain members of our management and scientific team. The loss of any of these individuals may prevent us from achieving our business objective of commercializing our product candidates. Our future success will also depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business operations will suffer.

We Will Depend Upon the Availability of Reimbursement From Third-Party Payors Who Are Increasingly Challenging The Price And Examining The Cost Effectiveness Of Medical Products And Services

    Sales of our products will depend in part upon the availability of reimbursement from third-party payors, including government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain costs by challenging the price and examining the cost effectiveness of products and services and limiting the coverage and level of reimbursement for new pharmaceutical products. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Governments continue to propose and pass legislation designed to reduce the cost of healthcare. This legislation could further limit reimbursement. If the government and third-party payors fail to provide adequate coverage for our products, the market acceptance of our products may be adversely affected.

Our Product Candidates Subject Us To The Risk Of Product Liability Claims For Which We May Not Be Able To Obtain Adequate Insurance Coverage

    Since we conduct clinical trials on humans, we fact the risk that use of our product candidates could result in harm to the test subjects. We have only limited amounts of product liability insurance for our clinical trials and we may not be able to maintain sufficient insurance coverage for any of our proposed clinical trials. We may not be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. If we cannot obtain sufficient insurance coverage on reasonable terms, or otherwise protect ourselves against potential product liability claims, the commercialization of our potential products could be inhibited or prevented. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of our insurance coverage.

Our Share Price Has Been And Is Likely To Continue To Be Highly Volatile

    Our share price has been highly volatile in the past and is likely to continue to be volatile. In general, the share price of biotechnology companies tends to be volatile. Factors such as the announcement of technological innovations, new commercial products, patents, securing exclusive rights to certain technologies, the announcement of results of clinical tests by us or our competitors, regulations, publications, financial results, public concerns over the risks of biotechnology, future sales of shares by us or our shareholders and many other elements could materially affect the price of our shares.

Item 2.  PROPERTIES

    We currently maintain our principal executive offices in San Diego, California, research facilities and bioreagent business in Victoria, British Columbia and clinical development offices in Collegeville, Pennsylvania. We lease approximately 1,100 square feet of office space in San Diego under a lease that expires in December 2001. Our Victoria facilities comprises 25,000 square feet of office, research and manufacturing space under a lease that expires at the end of 2005. Our Collegeville, Pennsylvania lease approximates 5,000 square feet and expires in April 2002.

Item 3.  LEGAL PROCEEDINGS

    As of the date hereof, we are not a party to any material legal proceedings. From time to time we are involved in certain litigation arising out of our operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Share Information

    Our Common Shares are listed and posted for trading in Canada on The Toronto Stock Exchange under the symbol "SSB". The following table sets forth, for the periods indicated, the high and low sales prices and trading volume of the Common Shares, as reported. All amounts following are expressed in Canadian dollars unless otherwise indicated.

	High	Low
2000
Fourth Quarter	7.85	6.65
Third Quarter	10.00	7.10
Second Quarter	7.60	4.35
First Quarter	13.35	2.55
1999
Fourth Quarter	2.80	1.81
Third Quarter	2.24	1.50
Second Quarter	1.65	1.22
First Quarter	2.15	1.35

    The last reported sale price of our Common Shares on The Toronto Stock Exchange on February 28, 2001 was $4.73.

    As of February 28, 2001, we had 82 registered holders of our Common Shares, 24 of whom were residents of the United States. This number of holders does not include shareholders holding their shares in street name. Of the total 50,054,758 Common Shares outstanding, the portion held by registered holders resident in the US was 4,068,749 or 12.12%.

Dividend Policy

    We have not declared or paid any dividends on our Common Shares since inception. We anticipate that all available cash will be needed to finance the expansion of our business and have no plans to pay dividends in the foreseeable future.

Changes in Securities

    On February 2, 2000, we issued a total of 7,449,000 special warrants of which 130,000 special warrants were issued to "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933, as amended. The special warrants were issued at the price of $3.40 each, for gross proceeds of $25,326,600.

    Each special warrant, upon the exercise or deemed exercise thereof, entitled the holder to receive one Common Share. Pursuant to a Canadian prospectus dated April 26, 2000, all special warrants were deemed to be exercised and the holders thereof received Common Shares. All such Common Shares issued to Qualified Institutional Buyers as described above may be transferred only: (a) to Stressgen; (b) outside the United States in accordance with Rule 904 of Regulation S under the Securities Act of 1933, as amended; or (c) inside the United States in accordance with (1) Rule 144 to a person the seller reasonably believes is a Qualified Institutional Buyer that is purchasing for its own account or for the account of a Qualified Institutional Buyer to whom notice is given that the offer, sale or transfer is being made in reliance on Rule 144A, or (2) the exemption from registration under the Securities Act of 1933, as amended, provided by Rule 144, if applicable.

Exchange Controls and Other Limitations Affecting Holders of Common Shares

    There is no law, governmental decree or regulation in Canada that restricts the export or import of capital, or which would affect the remittance of dividends or other payments by the Company to non-resident holders of Common Shares in the Company, other than withholding tax requirements.

    There is no limitation imposed by Canadian law or the charter or other constituent documents of the Company on the right of non-residents to hold or vote Common Shares in the Company, other than those imposed by the Investment Canada Act (Canada), or the ICA.

    The ICA requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the ICA who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry Canada. The ICA generally prohibits implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the ICA is satisfied that the investment is likely to be of net benefit to Canada. An investment in our Common Shares by a non-Canadian would be reviewable under the ICA if it were an investment to acquire control of the company and the value of the assets of the company was $5,000,000 or more. Higher limits apply for acquisitions by or from World Trade Organization member country investors.

    The acquisition of a majority of the voting interests of an entity or of a majority of the undivided ownership interests in the voting shares of an entity that is a corporation is deemed to be acquisition of control of that entity. The acquisition of less than a majority but one-third or more of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is presumed to be acquisition of control of that corporation unless it can be established that, upon the acquisition, the corporation is not controlled in fact by the acquiror through the ownership of voting shares. The acquisition of less than one-third of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is deemed not to be acquisition of control of that corporation. Certain transactions in relation to Common Shares in the Company would be exempt from review from the ICA, including:

  (a)
  acquisition of Common Shares by a person in the ordinary course of that person's business as a trader or dealer in securities;

  (b)
  acquisition of control of the Company in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and

  (c)
  acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of voting interests, remains unchanged.

    The ICA was amended with the Act to Implement the Agreement Establishing the World Trade Organization (Canada) to provide for special review thresholds for World Trade Organization member country investors. Under the ICA, as amended, an investment in our Common Shares by an investor from a country which is a member of the WTO would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount, which increases in stages. The review threshold is currently $192 million. This amount is subject to an annual adjustment on the basis of a prescribed formula in the ICA to reflect inflation and real growth within Canada.

Certain Canadian Federal Income Tax Information for United States Residents

    The following is a summary of certain Canadian federal income tax considerations generally applicable to holders of Common Shares who, for purposes of the Income Tax Act (Canada) (the "Canadian Tax Act"), deal at arm's length with the Company, hold such shares as capital property, do not carry on business in Canada, have not been at any time residents of Canada for purposes of the Canadian Tax Act and are residents of the United States ("U.S. Residents") under the Canada-United States Income Tax Convention (1980) (the "Convention").

    This summary is of a general nature only and is not intended to be, and should not be construed to be, legal, business or tax advice to any holder of Common Shares or prospective holder of Common Shares and no opinion or representation with respect to any tax consequences, including, but not limited to, Canadian federal, Canadian provincial or U.S. tax consequences, is made to any particular holder of Common Shares or prospective holder of Common Shares. Accordingly, holders of Common Shares and prospective holders of Common Shares should consult with their own tax advisers for advice with respect to the tax consequences to them having regard to their own particular circumstances, including any consequences of purchasing, owning or disposing of Common Shares arising under Canadian federal, Canadian provincial, U.S. Federal, U.S. state or local tax laws or tax laws of jurisdictions outside the United States or Canada. No advance income tax ruling has been requested or obtained from Canada Customs and Revenue Agency to confirm the tax consequences of any of the transactions described herein.

    This summary is based on the current provisions of the Canadian Tax Act and the regulations thereunder (the "Regulations"), proposed amendments to the Canadian Tax Act and/or Regulations publicly announced by the Minister of Finance (Canada) prior to the date hereof (the "Proposed Amendments"), and the provisions of the Convention as in effect on the date hereof. No assurance can be given that the Proposed Amendments will be entered into law in the manner proposed, or at all.

    This summary is not exhaustive of all possible Canadian federal income tax consequences for U.S. Residents and does not take into account or anticipate any changes in law, whether by legislative, administrative, governmental or judicial decision or action, nor does it take into account Canadian provincial, U.S. or foreign tax considerations which may differ significantly from those discussed herein. No assurances can be given that subsequent changes in law or administrative policy will not affect or modify the opinions expressed herein.

    A U.S. Resident will not be subject to tax under the Canadian Tax Act in respect of any capital gain on a disposition of Common Shares unless such shares derive their value principally from real property situated in Canada or constitute taxable Canadian property, as defined in the Canadian Tax Act, of the U.S. Resident. Common Shares will constitute taxable Canadian property if at any time during the 60-month period immediately preceding the disposition of the Common Shares the U.S. Resident, persons with whom the U.S. Resident did not deal at arm's length, or the U.S. Resident together with all such persons owned 25% or more of the issued shares of any class of the capital stock of the Company.

    Amounts in respect of Common Shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a U.S. Resident will generally be subject to Canadian non-resident withholding tax at the rate of 25%. Currently, under the Convention the rate of Canadian non-resident withholding tax will generally be reduced to: (i) 5% of the gross amount of dividends if the beneficial owner is a company that is resident in the United States and that owns at least 10% of the voting stock of the Company; or (ii) 15% of the gross amount of dividends if the beneficial owner is some other resident of the United States.

United States Federal Income Tax Considerations

    The following summary is a general description of the material United States federal income tax consequences of the purchase, ownership and disposition of Common Shares by U.S. Holders (as defined below). The tax consequences of an investment in the Common Shares by persons who are not U.S. Holders may be expected to differ substantially from the tax consequences discussed herein. This summary does not address all potentially relevant U.S. federal income tax matters. This description is intended for general information purposes only and is based on the United States Internal Revenue Code of 1986, as amended (the "Code"), Treasury regulations promulgated thereunder, and judicial and administrative interpretations thereof, all as in effect on the date hereof and all of which are subject to change. Any such change, which may or may not be retroactive, could alter the tax considerations discussed herein. This summary does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation, which, if enacted, could be applied, possibly on a retroactive basis, at any time. The tax treatment of a holder of Common Shares may vary depending upon his particular situation. Certain holders (including, but not limited to, persons that are not U.S. Holders, banks, insurance companies, tax-exempt organizations, financial institutions, persons subject to the alternative minimum tax, real estate investment trusts, regulated investment companies, persons or entities that have a "functional currency" other than the U.S. dollar, shareholders who acquired their stock through the exercise of employer stock options, and broker-dealers) may be subject to special rules not discussed below. The following summary is limited to U.S. Holders who will hold the Common Shares as "capital assets" within the meaning of Section 1221 of the Code, and do not actually or constructively own 10% or more of the voting stock of the Company. The discussion below does not address the effect of any state, local or foreign tax law on a holder of the Common Shares.

    This summary is for general information only and it is not intended to be, nor should it be construed to be, legal or tax advice to any particular U.S. Holder of Common Shares. No opinion or representation with respect to the United States federal income tax consequences to any such U.S. Holder is made. Accordingly, prospective investors should consult their own tax advisors about the federal, state, local, and foreign tax consequences of purchasing, owning and disposing of Common Shares.

    As used herein, the term "U.S. Holder" means (i) an individual who is a citizen or resident of the United States, (ii) a partnership, corporation or other entity organized in or under (or treated for federal income tax purposes as organized in or under) the laws of the United States or any state thereof, (iii) an estate subject to United States federal income taxation without regard to the source of its income, and (iv) a trust if (a) a U.S. court is able to exercise primary supervision over the trust's administration and (b) one or more U.S. fiduciaries have the authority to control all of the trust's substantial decisions. The term "Non-U.S. Holder" shall mean the beneficial owner of Common Shares other than a U.S. Holder.

    Subject to the discussion of the "passive foreign investment company" rules below, for United States federal income tax purposes, the gross amount of a distribution with respect to Common Shares will include the amount of any Canadian federal income tax withheld, and will be treated as a taxable dividend to the extent of the Company's current and accumulated earnings and profits. For U.S. foreign tax credit purposes, the source of the dividends will be based in general on the source of the earnings that give rise to the distributions. See Code Section 861(a)(2). U.S. source income can adversely affect a U.S. Holders' ability to utilize foreign tax credits. U.S. corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on Common Shares. To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder's adjusted basis in the Common Shares and thereafter as gain from the sale or exchange of the Common Shares.

    If a dividend distribution is paid in Canadian dollars, the amounts includable in income will be the U.S. dollar value, on the date of receipt, of the Canadian dollar amount distributed. Any subsequent gain or loss in respect of such Canadian dollars arising from exchange rate fluctuations will be ordinary income or loss.

    Subject to the limitations set forth in the Code, as modified by the United States-Canada income tax treaty, U.S. Holders may elect to claim a credit against their United States federal income tax liability for Canadian income tax withheld from dividends received in respect of Common Shares. U.S. Holders should be aware that dividends paid by the Company generally will constitute "passive income" for purposes of the foreign tax credit, which could reduce the amount of foreign tax credit available to a U.S. Holder. The rules relating to the determination of the foreign tax credit are complex. U.S. Holders should consult their personal tax advisors to determine whether and to what extent they would be entitled to such credit. U.S. Holders that do not elect to claim foreign tax credits may instead claim a deduction for Canadian income tax withheld.

    Subject to the discussion of the "passive foreign investment company" rules below, the sale of Common Shares will generally result in the recognition of gain or loss in an amount equal to the difference between the amount realized on the sale and the holder's adjusted basis in such Common Shares. Gain or loss upon the sale of the Common Shares will be long-term or short-term capital gain or loss, depending on whether or not the Common Shares were held for more than one year prior to the sale. Preferential tax rates for long-term net capital gains are applicable to a U.S. Holder that is an individual, estate or trust. There are currently no preferential tax rates for long-term capital gains for a U.S. Holder that is a corporation. Short-term capital gains, however, are generally taxed at ordinary income tax rates. Gain realized by a U.S. Holder that is a United States resident as defined in Section 865 of the Code on the sale or other disposition of Common Shares generally will be treated as U.S. source and, under temporary Treasury Regulations issued (and effective) on January 11, 1999, any loss will also generally be treated as U.S. source, subject to exceptions relating to unamortized bond premium, accrued interest, offsetting positions and other situations.

    Deductions for net capital losses are subject to significant limitations. For U.S. Holders that are individuals, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders that are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years from the loss year and carried forward for the five years succeeding from the loss year to be offset against capital gains.

    Special rules are applicable to U.S. Holders holding stock in a so-called "passive foreign investment company" ("PFIC"), which is any foreign corporation if at least 75% of its gross income for the taxable year is passive income or if at least 50% by value of the assets it holds during the taxable year produce or are held for the production of passive income. A publicly traded corporation is a PFIC if the fair market value of its passive income-producing assets equals or exceeds 50% of the sum of its outstanding stock plus its liabilities. The PFIC rules can have significant effects on U.S. Holders of Common Shares.

    The Company believes that it qualified as a PFIC in at least one year prior to 2000. The Company is uncertain if it will qualify as a PFIC in 2000, the determination of which will be based on fiscal 2000 results and the occurrence of certain economic events. Therefore, each prospective investor is urged to consult a tax advisor with respect to how the PFIC rules affect its tax situation.

    A U.S. Holder of PFIC shares is subject to United States federal income taxation under one of three alternative tax regimes at the election of each such U.S. Holder. Under the first alternative tax regime, a U.S. Holder who elects, in a timely manner (an "Electing U.S. Holder"), to treat the Company as a qualified electing fund (a "QEF") will be subject to current federal income tax for any taxable year in which the Company qualifies as a PFIC on his pro rata share of the Company's (i) "net capital gain" (the excess of net long-term capital gain over net short-term capital loss), which will be taxed as long-term capital gain to the Electing U.S. Holder and (ii) "ordinary earnings" (the excess of earnings and profits over net capital gain), which will be taxed as ordinary income to the Electing U.S. Holder, regardless of whether such amounts are actually distributed.

    An effective QEF election also allows the Electing U.S. Holder to (i) generally treat any gain realized on the disposition of its Common Shares (or deemed to be realized on the pledge of his shares) as capital gain; (ii) treat its share of the Company's net capital gain, if any, as long-term capital gain instead of ordinary income; and (iii) make an annual election, subject to certain limitations, to defer payment of current taxes on its share of the Company's undistributed annual realized net capital gain and ordinary earnings subject, however, to an interest charge. If the Electing U.S. Holder is not a corporation, such an interest charge would be treated as "personal interest" that is not deductible at all in taxable years beginning after 1990.

    The procedure a U.S. Holder must comply with in making an effective QEF election will depend on whether the year of the election is the first year in the U.S. Holder's holding period in which the Company is a PFIC. If the U.S. Holder makes a QEF election in such first year, i.e., (currently on Internal Revenue Service Form 8621) a timely QEF election, then the U.S. Holder may make the QEF election by simply filing the appropriate documents at the time the U.S. Holder files his tax return for such first year. If, however, the Company qualifies as a PFIC in a prior year, then in addition to filing documents, a U.S. Holder who has not made such a timely election must elect to recognize (i) under the rules of Section 1291 of the Code (discussed below) any gain that he would otherwise recognize if the U.S. Holder sold his stock on the application date or (ii) if the Company is a controlled foreign corporation (a "CFC"), the U.S. Holder's pro rata share of the Company's earnings and profits as of the application date. By electing to recognize such gain or earnings and profits, the U.S. Holder will be deemed to have made a timely QEF election.

    When a timely QEF election is made, if the Company no longer qualifies as a PFIC in a subsequent year, normal Code rules will apply.

    The Company intends to (i) provide its U.S. Holders with timely and accurate information as to its status as a PFIC and the manner in which the QEF election can be made and (ii) comply with all record-keeping, reporting and other requirements so that U.S. Holders, at their option, may make and maintain a QEF election; provided that if meeting those record-keeping and reporting requirements becomes onerous, the Company may decide, in its sole discretion, that such compliance is impractical and will so notify U.S. Holders.

    Under the second alternative tax regime, special taxation rules apply to a U.S. Holder who does not make a timely QEF election during a year in which it holds (or is deemed to have held) Common Shares and the Company is a PFIC (a "Non-electing U.S. Holder"). A Non-electing U.S. Holder generally would be required to prorate all gains realized on the disposition of his Common Shares and all "excess distributions" (as such term is defined by Section 1291) over the entire holding period for the Common Shares. All gains or excess distributions allocated to prior years of the U.S. Holder (other than years prior to the first taxable year of the Company during such U.S. Holder's holding period and beginning after January 1, 1987 for which it was a PFIC) would be taxed at the highest tax rate for each such prior year applicable to ordinary income. The Non-electing U.S. Holder also would be liable for interest on the foregoing tax liability for each such prior year calculated as if such liability had been due with respect to each such prior year. A Non-electing U.S. Holder that is not a corporation must treat this interest charge as "personal interest" which is wholly non-deductible. The balance of the gain or the excess distribution will be treated as ordinary income in the year of the disposition or distribution, and no interest charge will be incurred with respect to such balance. In addition, the tax basis of the Common Shares held by a Non-electing U.S. Holder who is an individual would not be stepped-up to fair market value upon his death. If the Company is a PFIC for any taxable year during which a Non-electing U.S. Holder holds the Common Shares, then the Company will continue to be treated as a PFIC with respect to such U.S. Holder, even if it is no longer definitionally a PFIC unless the Non-electing U.S. Holder makes a "deemed disposition" election under Section 1298(b)(1) of the Code.

    Under the third alternative tax regime, a U.S. shareholder of a PFIC may make a mark-to-market election with respect to the stock of the PFIC if such stock is "marketable" as defined below. This regime is designed to provide a current inclusion system for persons that are Non-electing U.S. Holders. Under the election, any excess of the fair market value of the PFIC stock at the close of the tax year over the shareholder's adjusted basis in the stock is included in the shareholder's income. The shareholder may deduct any excess of the adjusted basis of the PFIC stock over its fair market value at the close of the tax year. However, deductions are limited to the net mark-to-market gains on the stock that the shareholder included in income in prior tax years, or so called "unreversed inclusions." For purposes of the election, PFIC stock is marketable if it is regularly traded on (i) a national securities exchange that is registered with the Securities and Exchange Commission, (ii) the national market system established under Section 11A of the Securities and Exchange Act of 1934, as amended, or (iii) an exchange or market that the IRS determines has rules sufficient to ensure that the market price represents legitimate and sound fair market value. The Common Shares should be considered marketable securities under this test.

    A shareholder's adjusted basis of PFIC stock is increased by the income recognized under the mark-to-market election and decreased by the deductions allowed under the election. If a U.S. shareholder owns PFIC stock indirectly through a foreign entity, the basis adjustments apply to the basis of the PFIC stock in the hands of the foreign entity for the purpose of applying the PFIC rules to the tax treatment of the U.S. owner. Similar basis adjustments are made to the basis of the property through which the U.S. persons hold the PFIC stock.

    Income recognized under the mark-to-market election and gain on the sale of PFIC stock with respect to which an election is made is treated as ordinary income. Deductions allowed under the election and loss on the sale of PFIC stock with respect to which an election is made, to the extent that the amount of loss does not exceed the net mark-to-market gains previously included, are treated as ordinary losses. The United States or foreign source of any income or losses is determined as if the amount were a gain or loss from the sale of stock in the PFIC.

    The rules of Section 1291 of the Code applicable to nonqualified funds generally do not apply to a shareholder for tax years for which a mark-to-market election is in effect. If Section 1291 is applied and a mark-to-market election was in effect for any prior tax year, the shareholder's holding period for the PFIC stock is treated as beginning immediately after the last tax year of the election. However, if a taxpayer makes a mark-to-market election for PFIC stock that is a nonqualified fund after the beginning of a taxpayer's holding period for such stock, a coordination rule applies to ensure that the taxpayer does not avoid the interest charge with respect to amounts attributable to periods before the election.

    The above mark-to-market provisions apply to tax years of U.S. persons beginning after December 31, 1997, and to tax years of foreign corporations ending with or within such tax years.

    Under Section 1291(f) of the Code, the Internal Revenue Service has issued proposed regulations that, subject to certain exceptions, would treat as taxable certain transfers of PFIC stock by Non-electing U.S. Holders that are generally not otherwise taxed, such as gifts, exchanges pursuant to corporate reorganizations, and transfers at death.

    Certain special, generally adverse, rules will apply with respect to the Common Shares while the Company is a PFIC whether or not it is treated as a QEF. For example, under Section 1298(b)(6) of the Code, a U.S. Holder who uses PFIC stock as security for a loan (including a margin loan) will, except as may be provided in the regulations, be treated as having made a taxable disposition of such stock.

    If more than 50% of the voting power of all classes of stock or the total value of the stock of the Company is owned, directly or indirectly, by citizens or residents of the United States, United States domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of whom own 10% or more of the total combined voting power of all classes of stock of the Company ("10% U.S. Shareholders"), the Company could be treated as a CFC under Subpart F of the Code. For tax years of U.S. persons beginning after 1997, if the Company qualifies as a CFC, the PFIC rules generally will not apply to those United States persons that are 10% U.S. Shareholders. The classification of the Company as a CFC would effect many complex results including the required inclusion by 10% of U.S. Shareholders' in income of their pro rata shares of Subpart F income of the Company. In addition, under Section 1248 of the Code, gain from the sale or exchange of stock by a holder of the Company's shares who is or was a 10% U.S. Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary dividend income to the extent of earnings and profits of the Company attributable to the stock sold or exchanged. Because of the complexity of Subpart F, and because it is not clear that Subpart F would apply to the holders of the Company's shares, a more detailed review of these rules is outside the scope of this discussion.

    The foregoing discussion is based on currently effective provisions of the Code, existing and proposed regulations thereunder, and current administrative rulings and court decisions, all of which are subject to change. Any such change could affect the validity of this discussion. In addition, the implementation of certain aspects of the PFIC rules requires the issuance of regulations which in some instances have not been promulgated and which may have retroactive effect. There can be no assurance that any of these regulations will be enacted or promulgated, and if so, the form they will take or the effect that they may have on this discussion. Accordingly, and due to the complexity of the PFIC rules, U.S. persons who are shareholders of the Company are strongly urged to consult their own tax advisors concerning the impact of these rules on their investment in the Company.

Item 6.  SELECTED FINANCIAL DATA

Annual Financial Data

    Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). These principles differ in certain respects from generally accepted accounting principles in the United States ("U.S. GAAP"). The differences as they affect our financial statements are described in Note 12 to our audited consolidated financial statements filed as part of Item 8 hereof.

Consolidated Statement of Operations Data

	Years ended December 31
	2000	1999	1998	1997	1996
	(Canadian dollars in thousands, except per share amounts)
Net revenues
Canadian and U.S. GAAP	$4,156	$3,274	$2,626	$2,139	$1,749
Research and development expenses
Canadian GAAP	22,379	13,351	13,600	5,062	2,602
Net loss(1)
Canadian GAAP	(25,407)	(16,738)	(14,209)	(5,339)	(3,006)
U.S. GAAP	(36,138)	(19,512)	(16,657)	(7,292)	(3,006)
Basic and diluted loss per common share
Canadian GAAP	(0.63)	(0.58)	(0.63)	(0.27)	(0.18)
U.S. GAAP	(0.89)	(0.67)	(0.74)	(0.37)	(0.18)

Consolidated Balance Sheet Data

	At December 31
	2000	1999	1998	1997	1996
	(Canadian dollars in thousands)
Cash and short-term investments
Canadian GAAP	$70,567	$16,477	$30,044	$21,661	$22,050
U.S. GAAP	$70,710	$16,477	$27,811	$19,187	$22,050
Total assets(2)
Canadian GAAP	74,325	19,852	33,477	24,852	23,544
U.S. GAAP	74,468	19,852	37,491	27,419	23,544
Long-term obligations(3)
Canadian GAAP	1,036	1,467	4,740	4,341	63
U.S. GAAP	1,036	1,467	7,740	7,341	63

    The information set forth above is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of this Form 10-K.

(1)
To conform to U.S. GAAP, our net loss would increase by $10,731,000 in 2000 (1999—$2,774,000; 1998—$2,448,000; 1997—$1,953,000). The principal increase in our net loss in 2000 under U.S. versus Canadian GAAP is due to stock based compensation expense arising from the final release of the remaining escrow shares of $9,093,000 (1999- $2,061,000; 1998—$3,225,000; 1997—$2,057,000) and other stock based compensation expenses which include non-compensatory costs to non-employees of $1,674,000.

(2)
To conform to U.S. GAAP our total assets at December 31, 2000 would include additional assets of $143,000 (1998—$4,014,000; 1997—$2,567,000). The increase in our total assets under U.S. GAAP is due to an adjustment to the carrying value of the equity interest of the LLC at December 31, 1998 of $3,827,000 (1997- $2,567,000) and changes in net unrealized holding gains or losses associated with short-term investments of $143,000 (1998—$187,000).

(3)
To conform to U.S. GAAP our total long-term obligations would include $3,000,000 of additional debt at December 31, 1998 and 1997 related to the financing provided by CMDF to the Genzyme Joint Venture.

Currency Exchange Rates

    The Company's accounts are maintained in Canadian dollars. In this Annual Report on Form 10-K, all dollar amounts are stated in Canadian dollars except where otherwise indicated.

    The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

	Fiscal Year Ended December 31,
	2000	1999	1998	1997	1996
High	$1.5600	$1.5302	$1.5770	$1.4399	$1.3865
Low	$1.4350	1.4440	1.4075	1.3345	1.3287
Average	$1.4855	1.4858	1.4836	1.3844	1.3636
Period End	$1.4995	1.4440	1.5375	1.4305	1.3706

    As at February 28, 2001, the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was U.S.$0.6527 = Cdn.$1.00 (equivalent to U.S.$1.00 = Cdn.$1.5320).

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with our 2000 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian generally accepted accounting principles or Canadian GAAP. These principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP. The differences, as they affect our consolidated financial statements, are described in Note 12 to our 2000 consolidated financial statements. All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

    Since our inception in 1990, our activities have primarily been focused on the research and development of innovative stress protein-based immunotherapeutics for the treatment of viral infections and related cancers. Our core technology capitalizes on the ability of stress proteins to activate the body's immune system to recognize and fight disease. Our lead product candidate, HspE7, targets a variety of human papillomavirus-related diseases. We have also initiated research studies to evaluate technology to treat asthma and allergy, as well as Hepatitis B. Through our bioreagent business, we also supply research products to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

    We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities. At December 31, 2000, our accumulated deficit was $69,308,000. We have been dependent principally from equity financings to fund our business activities.

    Our success depends upon the safety and efficacy of our products in pre-clinical studies and clinical trials, and also on obtaining the necessary regulatory approvals to market our products. The marketability of our products will be influenced by competition from alternative therapies and the degree of protection our intellectual property provides. The recruitment and retention of personnel skilled in the product development process are also critical for us to achieve our objectives. We believe there will be significant markets for our therapeutic products should these products prove to be effective in human clinical trials.

    We plan to reduce product development risk by seeking partners to assist in the development, funding and marketing of our products. We anticipate that future collaborations will enable us to develop additional product candidates and exploit new applications for our technology, resulting in greater product opportunities.

    Our lead product, HspE7, is currently being evaluated in one phase III clinical trial and several phase II clinical trials. HspE7 is being tested as a treatment for precancerous and cancerous conditions caused by the human papillomavirus as well as genital warts.

Liquidity and Capital Resources

    Since inception we have relied principally on equity financings to fund our research and development programs, operations and capital expenditures, coupled with cash flows generated from our bioreagent business. We have raised net equity proceeds of $134,739,000 as at December 31, 2000, principally through our public issuance of stock and exercise of warrants since 1996. We believe that our current capital resources are sufficient to maintain our current and planned operations through 2002. This belief is based on current research and clinical development plans, the current regulatory environment, historical industry experience in the development of therapeutics and general economic conditions.

    At December 31, 2000, we had $70,567,000 of cash and short-term investments, which increased by $54,090,000 during 2000 due principally to equity financings of $75,875,000, partially offset by a net loss of $25,407,000. Net proceeds from 2000 equity financings were principally attributed to issuance and exercise of a special warrants financing ($23,112,000), public share offering of Common Shares ($44,999,000), and exercise of Class A and B common share purchase warrants ($7,254,000). At December 31, 2000, approximately 35% of cash and short-term investments were held in U.S. dollars.

    During 2000, capital expenditures totalled $394,000 compared with $571,000 and $774,000 during 1999 and 1998 respectively, of which $529,000 and $774,000 were financed through capital lease obligations. In 2000, we made limited improvements to our laboratory facilities and purchased additional laboratory equipment to support our ongoing research and bioreagent manufacturing activities. Capital expenditures during 2001 are expected to increase due to acquisition of new laboratory equipment and expansion of our research facilities in Victoria, British Columbia.

    We have in place credit facilities with two major Canadian chartered banks aggregating $2,000,000. At December 31, 2000, $1,461,000 of this facility was outstanding in the form of fixed rate capital leases. Security has been provided in the form of a charge over the specific equipment as well as security interests in certain of our short-term investments.

    We will require additional capital to fund future research and product development activities beyond 2002. We expect to seek additional funds from various sources, including research and development collaborations with corporate partners, and public and private equity financing. We cannot assure you that additional financing will be available when needed or on satisfactory terms. If issuing equity securities raises additional funds, substantial dilution to our existing shareholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or to obtain funds through collaborative arrangements with others that are on unfavorable terms. We may also have to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop ourselves.

Results of Operations

    During 2000, we realized a net loss of $25,407,000 or $0.63 per common share. These results compare with a net loss of $16,738,000 in 1999 and $14,209,000 in 1998 ($0.58 and $0.63 per common share, respectively).

Bioreagent sales

    The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors. Bioreagent sales increased by approximately 27% to $4,156,000 in 2000 due to growing demand for stress protein bioreagents and complementary new product introductions. These results compare with sales of $3,274,000 in 1999 and $2,626,000 in 1998.

Research and development

    Research and development, or R&D, spending increased by approximately 68% to $22,379,000 in 2000 compared with $13,351,000 in 1999 and $13,600,000 in 1998. The 2000 spending increase was largely attributed to increased expenditures for human clinical trial activities and manufacturing scale-up associated with our leading product candidate, HspE7, and an increase in staff to support our expanded business activities. R&D expenses consist of employee labor costs, outside services in support of our HspE7 clinical trials, and spending on contracts with universities for our programs of cytoprotection, hepatitis B, asthma, allergy and prostate cancer research. During 1999, we opened an office near Philadelphia, Pennsylvania to oversee clinical research and development, and conduct project management. The increased costs associated with this new facility were more than offset by savings generated by having in-house clinical and project management capabilities. We anticipate that R&D spending will increase in 2001 in response to expanding research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.

    During 2000, we focused on the manufacturing of catalogue bioreagent products resulting in a 52% reduction in new bioreagent product development activities. Further, late in the year we integrated the efforts of our bioreagent manufacturing and biotech research and development staff. During 1999, we focused on marketing and new product development activities, with bioreagent R&D increasing by approximately 24% during 1999, although they remained at less than 5% of total R&D spending.

Selling, general and administration expenses

    Selling, general and administration, or SG&A, expenses represented approximately 25% of total operating expenses in 2000 and 1999 and 22% in 1998. SG&A costs increased by approximately 63% from 1999 to 2000 due principally to costs associated with our expanded phase III clinical trials and the addition of executive and corporate development personnel. During 1999, SG&A costs increased by approximately 17% from 1998 due principally to increased average staff levels. We anticipate that 2001 SG&A costs as a percentage of total operating expenses will approximate recent years.

Cost of bioreagent sales

    The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 19% in 2000, 17% in 1999 and 12% in 1998. During 2000, we increased the future profitability of our product line by eliminating approximately 300 products. Our catalogue currently lists over 400 products, a decrease from 726 in 1999 and 530 in 1998.

Amortization

    Amortization expense decreased by 17% to $517,000 in 2000 compared with $625,000 in 1999 and $715,000 in 1998. Amortization expense relates to the amortization of office, laboratory and bioreagent manufacturing equipment.

Interest and other income

    Interest and other income increased by 150% to $1,953,000 in 2000 compared with $782,000 in 1999 and $1,912,000 in 1998. The 2000 and 1998 interest and other income levels were due principally to a higher average investment portfolio balance resulting from the public issuance of stock and exercise of warrants in 2000 and 1998.

Loss on joint venture

    In 1997, the Canadian Medical Discoveries Fund, or CMDF, provided $10,000,000 through a loan and equity investment to finance a joint venture that we formed with Genzyme Molecular Oncology, a division of Genzyme Corporation. We proportionately consolidated the financial position and results of operations of the joint venture until the joint venture was dissolved in December 1999. During 1999, our portion of the joint venture's R&D expenses decreased by 62% to $908,000 from $2,380,000 in 1998 due to a reduced level of research activity. In 1999, we redeemed our portion of CMDF's investment by issuing 3,015,187 Common Shares to CMDF at a value of $5,000,000 and canceling certain warrants held by CMDF. We realized a loss of $1,400,000 from this transaction, which was also recorded as contributed surplus to stockholders' equity (see Note 9 to our audited consolidated financial statements).

Basic and diluted loss per share

    The 52% increase in net loss to $25,407,000 in 2000 compared with $16,738,000 in 1999 and $14,209,000 in 1998 was diluted by increases in the weighted average number of Common Shares outstanding in each year, resulting in basic and diluted loss per share of $0.63 in 2000 compared with $0.58 in 1999 and $0.63 in 1998. In 2000, we adopted the recommendations of the Canadian Institute of Chartered Accountants Handbook Section 3500, Earnings per Share. Under this method, basic loss per share is computed using the weighted average number of Common Shares outstanding during the period and excluding commitments to issue Common Shares. The net effect of the retroactive restatement of prior years' results due to the adoption was to increase the basic and diluted loss per share by $0.03 in 1999 and $0.06 per share in 1998.

Differences between Canadian and U.S. generally accepted accounting principles

    Our financial statements have been prepared in accordance with Canadian GAAP. Certain adjustments would be required if these statements were to be prepared in all material respects, in accordance with U.S. GAAP.

    To conform to U.S. GAAP, our net loss would increase by $10,731,000 in 2000, $2,774,000 in 1999 and $2,448,000 in 1998. The principal difference in our net loss under U.S. versus Canadian GAAP is due to the release of escrow shares resulting in stock based compensation expense of $9,093,000 in 2000, $2,061,000 in 1999 and $3,225,000 in 1998. Since all remaining escrow shares were released in 2000 due to completion of certain milestones, the 2001 effect of stock compensation accounting differences is expected to be significantly reduced. A complete discussion of these and other less significant differences are noted in Note 12 to our consolidated financial statements.

    Net loss per Common Share under U.S. GAAP would have been $0.89, $0.67 and $0.74 in 2000, 1999, and 1998, respectively. In addition, our current assets under U.S. GAAP would have been $72,467,000 and $17,728,000 at December 31, 2000 and 1999, respectively, and our stockholders' equity under U.S. GAAP would have been $65,574,000 and $14,963,000 at December 31, 2000 and 1999, respectively.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to foreign currency fluctuations through our operations in the United States since a substantial amount of our contract research and development spending is transacted in United States dollars. However, since approximately 95% of our bioreagent product sales are in U.S. dollars, there is partial matching of U.S. currency expenses and revenues. We use the Canadian dollar as our measurement and functional currency. As a result, we translate monetary assets and liabilities into Canadian dollars at the rate of exchange prevailing at our balance sheet date and include resulting exchange gains and losses in operations. We do not currently engage in other hedging or other activities to reduce exchange rate risk, but may do so in the future under certain conditions. A substantial amount of our receivables and payables are denominated in U.S. dollars. We include resulting exchange gains and losses in operations.

    Our sales and contract research and development expenses are denominated in U.S. dollars and produce a price risk from exposure to fluctuations in the U.S. exchange rate. We do not believe this will have a material impact on our results of operations in the foreseeable future. We maintain cash equivalent and short-term investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We occasionally hold short-term investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $70,567,000 in cash and short-term investments as of December 31, 2000.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information begins on following page.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

    The financial statements contained herein have been prepared by management in accordance with generally accepted accounting principles and have been approved by the board of directors. The integrity and objectivity of these financial statements are the responsibility of management. In addition, management is responsible for all other information contained herein and for ensuring that this information is consistent, where appropriate, with the information contained in the financial statements.

    In support of this responsibility, management maintains a system of internal controls to provide reasonable assurance as to the reliability of financial information and the safeguarding of assets. The financial statements include amounts that are based on the best estimates and judgements of management. The board of directors is responsible for ensuring that management fulfils its responsibility for financial reporting and internal control and exercises this responsibility principally through the audit committee. The audit committee consists of three directors not involved in the daily operation of Stressgen. The audit committee meets with management and the external auditors to satisfy it that management's responsibilities are properly discharged and to review the financial statements prior to their presentation to the board of directors for approval.

    The auditors, Deloitte & Touche LLP, have conducted an independent examination of the financial statements. Their examination includes a review of Stressgen's system of internal controls and appropriate tests and procedures to provide reasonable assurance that the financial statements are, in all material respects, presented fairly in accordance with Canadian generally accepted accounting principles.

/s/ Daniel L. Korpolinski	/s/ Donald D. Tartre
President and Chief Executive Officer	Vice President and Chief Financial Officer

February 9, 2001

AUDITORS' REPORT

To the Stockholders of
Stressgen Biotechnologies Corporation

    We have audited the consolidated balance sheets of Stressgen Biotechnologies Corporation as at December 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Chartered Accountants
Vancouver, British Columbia
February 9, 2001

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

(Canadian dollars in thousands)

	December 31,
	2000	1999
Assets
Current assets:
Cash	$513	$1,709
Short-term investments	70,054	14,768
Accounts receivable	1,024	753
Inventories	733	498

Total current assets	72,324	17,728
Capital assets	2,001	2,124

	$74,325	$19,852

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,427	$3,025
Current portion of capital lease obligations	431	397

Total current liabilities	7,858	3,422
Capital lease obligations, net of current portion	1,036	1,467

	8,894	4,889

Commitments (Note 11)
Stockholders' equity
Common shares and other equity—no par value; 100,000,000 shares authorized, 49,892,271 and 32,775,894 shares issued and outstanding	134,739	58,864
Accumulated deficit	(69,308)	(43,901)

Total stockholders' equity	65,431	14,963

	$74,325	$19,852

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Canadian dollars in thousands, except per share amounts)

	Years ended December 31,
	2000	1999	1998
Revenue:
Bioreagent sales	$4,156	$3,274	$2,626

Operating expenses:
Research and development	22,379	13,351	13,600
Selling, general and administration	7,696	4,729	4,036
Cost of bioreagent sales	792	571	316
Amortization	517	625	715

	31,384	19,276	18,667

Operating loss	(27,228)	(16,002)	(16,041)

Other income (expenses):
Interest and other income	1,953	782	1,912
Interest on capital lease obligations	(132)	(118)	(80)
Loss on joint venture (Note 9)	—	(1,400)	—

	1,821	(736)	1,832

Net loss	$(25,407)	$(16,738)	$(14,209)

Basic and diluted loss per common share	$(0.63)	$(0.58)	$(0.63)

Common shares used to compute basic and diluted loss per common share (in thousands)	40,621	29,013	22,488

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Canadian dollars in thousands)

	Years ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(25,407)	$(16,738)	$(14,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	517	625	715
Loss on sale and leaseback of capital assets	—	78	—
Loss on joint venture	—	1,400	—
Changes in operating assets and liabilities (Note 10)	3,896	1,275	(11)

Net cash used in operating activities	(20,994)	(13,360)	(13,505)

Cash flows from investing activities:
Purchase of securities	(72,976)	(28,543)	(30,242)
Sales and maturities of securities	17,690	40,888	21,087
Acquisition of capital assets	(394)	(571)	(774)
Foreign currency translation adjustment	—	(102)	(187)

Net cash (used in) provided by investing activities	(55,680)	11,672	(10,116)

Cash flows from financing activities:
Proceeds on issue of common shares	52,763	4	138
Proceeds on issue of special warrants	23,112	—	22,057
Proceeds from capital lease obligations	—	744	682
Repayment of capital lease obligations	(397)	(282)	(228)

Net cash provided by financing activities	75,478	466	22,649

Effect of exchange rate changes on cash	—	—	200
Decrease in cash	(1,196)	(1,222)	(772)
Cash, beginning of year	1,709	2,931	3,703

Cash, end of year	$513	$1,709	$2,931

See Note 10 for supplemental cash flow information.

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Canadian dollars in thousands)

			Common shares and other equity
	Preference shares				Warrants
							Accumulated Deficit
	Number	Amount	Number	Amount	Number	Amount		Total
Balance at December 31, 1997	300,000	$900	22,646,237	$30,265	300,000	$500	$(12,954)	$18,711
Issued for cash on exercise of stock options	—	—	80,000	138	—	—	—	138
Special Warrants issued for cash, net of issue costs	—	—	—	—	7,030,303	22,057	—	22,057
Issued on Special Warrants offering	—	—	—	—	5,272,728	—	—	—
Issued on exercise of Special Warrants	—	—	7,030,303	22,057	(7,030,303)	(22,057)	—	—
Net loss	—	—	—	—	—	—	(14,209)	(14,209)

Balance at December 31, 1998	300,000	900	29,756,540	52,460	5,572,728	500	(27,163)	26,697
Issued for cash on exercise of stock options	—	—	3,667	4	—	—	—	4
Issued on buyout of joint venture	—	—	3,015,687	5,000	—	—	—	5,000
Redeemed or cancelled for nominal consideration	(300,000)	(900)	—	1,400	(300,000)	(500)	—	—
Net loss	—	—	—	—	—	—	(16,738)	(16,738)

Balance at December 31, 1999	—	—	32,775,894	58,864	5,272,728	—	(43,901)	14,963
Issued for cash on exercise of stock options	—	—	593,550	1,010	—	—	—	1,010
Special Warrants issued for cash, net of issue costs	—	—	—	—	7,449,000	23,112	—	23,112
Issued on Special Warrants offering	—	—	—	—	744,900	—	—	—
Issued on exercise of Special Warrants	—	—	7,449,000	23,112	(7,449,000)	(23,112)	—	—
Issued for cash on exercise of Warrants	—	—	2,169,727	7,254	(2,169,727)	—	—	7,254
Expired Class A Warrants	—	—	—	—	(14,401)	—	—	—
Issued for cash, net of issue costs	—	—	6,904,100	44,499	—	—	—	44,499
Net loss	—	—	—	—	—	—	(25,407)	(25,407)

Balance at December 31, 2000	—	$—	49,892,271	$134,739	3,833,500	$—	$(69,308)	$65,431

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements

(Canadian dollars)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Stressgen Biotechnologies Corporation is a biopharmaceutical company focused on the development and commercialisation of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. Stressgen's lead product HspE7 targets a variety of HPV-related diseases. Stressgen has also initiated research studies to evaluate the technology in the treatment of asthma and allergy as well as Hepatitis. Stressgen is also a supplier of research products for the study of cellular stress, apoptosis oxidative stress and neurobiology.

    These consolidated financial statements of Stressgen Biotechnologies Corporation ("Stressgen" or the "Company") have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), and reflect the policies outlined below. These policies conform, in all material respects, with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except as discussed in Note 12.

  Basis of consolidation

    These consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries and, until December 1999, its participation in the Stressgen/Genzyme LLC joint venture.

  Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates are made for, but not limited to, the allowance for doubtful accounts, amortization, income taxes and contingencies. Actual results may differ from those estimates.

  Foreign currency translation

    The Company and its subsidiaries use the Canadian dollar as their functional currency. Monetary assets and liabilities are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the average rate of exchange for the month of such transactions. Exchange gains and losses are included in operations.

  Joint venture

    The Company used the proportionate consolidation method in accounting for its investment in a joint venture, which conducted research and development activities until it was dissolved in December 1999.

  Cash and short-term investments

    Cash consists of cash on hand and balances with banks. Short-term investments consist of investment grade securities, which are capable of prompt liquidation and are carried at the lower

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

of cost plus accrued interest and quoted market value. Included in short-term investments at December 31, 2000 and 1999 are $2,000,000 of investments pledged as security for capital lease financing.

  Inventories

    Inventories are valued at the lower of average cost or net realizable value.

  Capital assets

    Capital assets are recorded at cost and amortized over their estimated useful lives on the declining-balance basis, except for leasehold improvements, which are amortized on the straight-line basis. The approximate annual amortization rates are as follows:

Equipment under capital lease	20 - 30%
Furniture and equipment	20%
Computer equipment	30%
Leasehold improvements	the lesser of the lease term and the estimated useful life

  Impairment of long-lived assets

    The Company periodically assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets can be recovered from estimated undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated recoverable amount of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value and accordingly, the Company has not recognized any impairment losses through December 31, 2000.

  Fair value of financial instruments

    The carrying values of financial instruments, including cash, short-term investments, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The fair value of the capital lease obligations approximate fair value as the imputed interest rate is equivalent to the market rates charged on similar arrangements.

  Concentration of credit risk

    The Company invests its excess cash principally in government debt securities and investment grade corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

    The Company extends credit on an uncollateralized basis primarily to its customers in the U.S. The Company has not experienced significant credit losses on customer accounts.

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

  Revenue recognition

    Revenues from product sales are recognized upon delivery to customers when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured.

  Stock-based compensation plan

    The Company has a stock-based compensation plan, which is described in Note 5. Under the plan, options are granted at fair value. No compensation expense is recognized for options granted under the plan when stock options are issued to directors, employees and others. Any consideration paid by directors and employees on exercise of stock options is credited to share capital.

  Research and development costs

    Research and development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. To date, no development costs have been deferred.

  Income taxes

    Future income taxes relate to the expected future tax consequences of differences between the carrying amount of balance sheet items and their corresponding tax values, and for loss carry-forwards and other deductions. Future tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment.

  Loss per common share

    In 2000, the Company early adopted the accounting recommendations of the CICA HandbookSection 3500, Earnings per Share. Under this method, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable (escrow) shares of common stock of 2,424,598, and 1,212,301 have been excluded from the calculation of basic loss per share for the years ended December 31, 1998 and 1999, respectively. Diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period using the "treasury stock" method. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants unless their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore, none of the options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. There is no net effect of the early adoption in 2000. The net effect of the early adoption in 1999 and 1998 was $0.03 and $0.06 per share, respectively.

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

2.  SHORT-TERM INVESTMENTS

	December 31, 2000		December 31, 1999
	Book value	Market value	Book value	Market value
	(in thousands)
Short-term investments:
Certificate of deposits	$8,132	$8,133	$2,390	$2,390
Corporate debt securities	52,588	52,733	11,328	11,328
U.S. government agencies debt securities	9,334	9,334	1,050	1,050

	$70,054	$70,200	$14,768	$14,768

3.  BALANCE SHEET DETAILS

    The following tables provide details of selected balance sheet items:

	December 31,
	2000	1999
	(in thousands)
Accounts receivable:
Trade accounts receivable, net of allowance for doubtful accounts of $39 (1999—$13)	$627	$611
Other receivables	397	142

	$1,024	$753

Inventories:
Work in process	$359	$343
Finished goods	374	155

	$733	$498

Capital assets:
Equipment under capital lease	$2,570	$2,570
Furniture and equipment	1,224	898
Computer equipment	359	293
Leasehold improvements	330	328

	4,483	4,089
Less accumulated depreciation and amortization	(2,482)	(1,965)

	$2,001	$2,124

Accounts payable and accrued liabilites:
Trade accounts payable	$3,547	$2,586
Accrued liabilities	3,693	287
Other payables	187	152

	$7,427	$3,025

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

4.  CAPITAL LEASE OBLIGATIONS

	December 31,
	2000	1999
	(in thousands)
Capital lease repayable in monthly installments of $44 (1999—$44) including interest at rates that vary from 7.50% to 8.45% (1999—7.50% to 8.45%) and secured by specific equipment and certain short-term investments	$1,467	$1,864
Less: current portion	(431)	(397)

	$1,036	$1,467

    Minimum future payments under capital leases are as follows:

(in thousands)
2001	$534
2002	560
2003	320
2004	212
2005	55

Total minimum lease payments	1,681
Amount representing interest	(214)

Present value of capital lease obligations	$1,467

    At December 31, 2000, equipment under capital lease had a net book value of $1,404,000
(1999—$1,769,000) net of accumulated amortization of $1,166,000 (1999—$801,000).

5.  STOCKHOLDERS' EQUITY

  Preference shares

    In 1997, the Company issued 300,000 Series 1 non-voting convertible redeemable Preference shares to the Canadian Medical Discoveries Fund ("CMDF") for $900,000. In October 1999, CMDF exercised its Repayment Right, with the result that the joint venturers bought out CMDF's investment in the Stressgen/Genzyme LLC joint venture and the Company redeemed the Series I Preference Shares for nominal consideration (see Note 9).

  CMDF Warrants

    In 1997, the Company issued 300,000 Common Share Purchase Warrants to CMDF for $500,000. The CMDF warrants were exercisable into an equal number of common shares of the Company at an exercise price of $5.98 per share on or before July 31, 2002. The Company cancelled these warrants in conjunction with the CMDF buyout (see Note 9).

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

  1998 Special Warrants

    In 1998, the Company completed an offering of 4,000,000 Special Warrants at a price of $3.30 each for gross proceeds of $13,200,000; the Company also completed the sale of 3,030,303 Special Warrants at a price of U.S. $2.27 each for gross proceeds of $10,000,000 (U.S.$6,878,000). The Company incurred total share issue costs of $1,143,000 on the offerings. Each Special Warrant was converted into one fully paid common share of the Company, 0.25 of a Class A Warrant and 0.5 of a Class B Warrant.

    Each whole Class A Warrant entitled the holder to acquire one additional common share on or before June 11, 2000, unless accelerated. The exercise price for each Class A Warrant was $3.30 (or U.S. $2.27). In June 2000, the Company received approximately $5,750,000 on the exercise of 1,743,175 Class A Warrants.

    Each whole Class B Warrant entitles the holder to acquire one additional common share on or before June 11, 2003. The exercise price is $3.30 for each Class B Warrant (or U.S. $2.27). At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise. At December 31, 2000, 3,256,202 Class B Warrants remained outstanding.

  2000 Special Warrants

    In 2000, the Company completed an offering of 7,449,000 Special Warrants at a price of $3.40 per Warrant for gross proceeds of $25,327,000.The Company incurred total share issue costs on the offering of $2,215,000. Each Special Warrant was converted into one common share of the Company without additional payment.

    In connection with the offering, the Company issued 744,900 underwriters' special warrants, exercisable at $3.68 per warrant into 744,900 common shares on or before August 2, 2001. At December 31, 2000, 577,298 underwriters' special warrants remained outstanding.

  2000 Common Share Financing

    In 2000, the Company completed an offering for 6,500,000 common shares for gross proceeds of $45,500,000. The Company incurred total share issue costs on the offering of $3,330,000. In connection with the offering, the Company granted the underwriters an option, exercisable at any time on or before November 16, 2000, to purchase up to an additional 975,000 common shares at $7.00 per share. Prior to November 16, 2000, the underwriters purchased 404,100 common shares for proceeds of $2,828,700 under this option.

  Escrow Shares

    Included in the issued share capital at December 31, 1999 was 1,212,301 common shares, which were held in trust pursuant to an escrow agreement. The relevant regulatory authorities approved the release of these escrowed common shares during 2000 as the Company initiated a Phase II clinical trial for one of its product candidates.

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

  Other Equity

    Other paid-in capital includes $1,400,000 of contributed surplus resulting from the cancellation of CMDF warrants and redemption of Series 1 Preference shares for nominal consideration (Note 9).

  Employee Share Option Plan

    Under the 1996 Incentive Stock Option Plan (the "Plan"), the Company may grant options to directors and employees. Under the initial terms of the Plan, the number of common shares reserved for issuance pursuant to the grant of options may not exceed the lesser of 2,000,000 common shares and 10% of the outstanding common shares. At December 31, 2000, 45,000 options granted before adoption of the Plan remained outstanding. The stockholders of the Company resolved to increase the number reserved to 4,000,000 common shares in May 1999. At December 31, 2000, the Company had available an aggregate of 114,106 shares for future grants of stock options under the Plan.

    The Directors have authorized the granting of stock options, outside of those covered by the Plan, to acquire 185,500 common shares. These options are subject to receiving stockholder approval, and will be priced once approved.

    The following table summarizes the activity of the Company's stock options for each of the years in the three-year period ended December 31, 2000:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1997	1,288,125	$2.52
Granted	917,885	2.17
Exercised	(80,000)	1.71
Cancelled	(116,850)	1.51

Balance at December 31, 1998	2,009,160	2.45
Granted	916,400	1.78
Exercised	(3,667)	1.12
Cancelled	(409,593)	2.75

Balance at December 31, 1999	2,512,300	2.16
Granted	1,556,500	6.05
Exercised	(593,550)	1.70
Cancelled	(101,073)	1.63

Balance at December 31, 2000	3,374,177	4.05

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

    The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercise	Weighted Average Exercisable Price
$1.22 - $1.97	889,307	6.75	$1.73	769,263	$1.76
$2.08 - $2.85	401,995	1.70	2.53	401,995	2.53
$3.01 - $3.85	424,075	1.63	3.11	409,380	3.11
$4.10 - $5.85	299,667	4.60	4.34	212,995	4.26
$6.00 - $9.00	1,359,133	9.27	6.25	347,646	6.27

	3,374,177			2,141,279

6.  INCOME TAXES

    The reported income tax recovery differs from the amount computed by applying the Canadian basic statutory rates to the net loss. The reasons for this difference and the related tax effects are as follows:

	Years ended December 31,
	2000	1999	1998
	(in thousands)
Canadian basic statutory tax rates	45%	45%	45%

Expected income tax recovery	$(11,433)	$(7,633)	$(6,479)
Foreign tax rate differences	252	627	599
Losses producing no current tax benefit	5,922	6,459	5,463
Non-deductible expenses and other deductions	685	655	41
Research and development tax credits	1,892	—	—
Benefit of temporary differences (recognized) not recognized	2,682	(108)	376

	$—	$—	$—

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

    Future income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company's future tax assets and liabilities are as follows:

	December 31,
	2000	1999
	(in thousands)
Future income tax assets
Tax loss carry-forwards	$20,910	$14,988
Research and development expenses	5,151	3,259

Book and tax base differences on assets and liabilities	3,269	587
Total future income tax assets	29,330	18,834
Valuation allowance for future income tax assets	(29,330)	(18,834)

Net future income tax assets	$—	$—

Future income tax liabilities
Book and tax base differences on assets and liabilities	$—	$—

Net future income tax liabilities	$—	$—

    Due to the uncertainty surrounding the realization of the future income tax assets, the Company has a 100% valuation allowance against its future income tax assets. The valuation allowance increased by $10,496,000 during the year 2000.

    At December 31, 2000, subject to approval of Canada Customs and Revenue Agency, the Company has approximately $11,291,000 of scientific research and experimental development expenditures available for unlimited carry forward, $48,300,000 of non-capital losses expiring between 2001 and 2007, and $5,672,000 of unclaimed investment tax credits expiring between 2002 and 2009, all of which may be used to reduce future Canadian income taxes otherwise payable. In addition, the Company has U.S. $1,500,000 of net operating losses expiring between 2010 and 2015, which may be used to reduce future U.S. income taxes otherwise payable.

7.  RELATED PARTY TRANSACTIONS

    In 2000, the Company paid to certain directors consulting fees of $70,833 (1999—$100,000; 1998—$100,000) and paid a bonus of $327,000 (1999—$0; 1998—$0) to certain members of management in connection with the completion of a special warrants financing.

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

8.  SEGMENTED INFORMATION

    The Company manages its operations in two reportable segments, Biotechnology and Bioreagents. Revenues are allocated to the countries based on customer locations.

	Years ended December 31,
	2000	1999	1998
	(in thousands)
Biotechnology
Expenses
Research and development	$22,086	$12,734	$13,104
Selling, general and administration	6,051	3,393	2,920

	28,137	16,127	16,024

Segment loss	$(28,137)	$(16,127)	$(16,024)

Bioreagents
Sales
U.S.	$2,668	$2,185	$1,676
Canada	203	145	120
Other	1,285	944	830

	$4,156	$3,274	$2,626

Expenses
Research and development	$293	$617	$496
Selling, general and administration	1,645	1,336	1,116
Cost of bioreagent sales	792	571	316

	2,730	2,524	1,928

Segment income	$1,426	$750	$698

Totals
Expenses
Research and development	$22,379	$13,351	$13,600
Selling, general and administration	7,696	4,729	4,036
Cost of bioreagent sales	792	571	316

	30,867	18,651	17,952

Loss excluding amortization, interest and other income, and loss on joint venture	$(26,711)	$(15,377)	$(15,326)

    The Company does not allocate amortization, interest and other income, and interest on capital lease obligations, nor does it allocate capital assets, to each segment.

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

    Long-lived capital assets are allocated geographically as follows:

	December 31,
	2000	1999
	(in thousands)
U.S.	$95	$106
Canada	1,906	2,018

	$2,001	$2,124

9.  JOINT VENTURE

    In 1997, CMDF provided initial financing of $10,000,000 for the Stressgen/Genzyme LLC joint venture (the "JV") through a loan (the "Company loan") and equity investment. A portion of CMDF's investment was made through a debenture, bearing interest at 0.0125%, secured by a floating charge over assets of the Company and repayable upon termination of CMDF's involvement in the JV.

    Under the terms of the agreement, CMDF had the right (the "Repayment Right") to require the Company and Genzyme (the "joint venturers") to repay the CMDF investment plus interest at bank prime rate plus 1%. Such repayments could be made at the Company's option, in cash, shares or both. If CMDF exercised its Repayment Right, the CMDF Warrants would be cancelled and the Series I Preference shares would be redeemed for nominal consideration.

    The joint venturers had the right to call CMDF's interest in the JV under terms that included a 25% annual return on CMDF's investment. In the event the call was not exercised, CMDF had a Put right to require the Company loan to be settled for $4,000,000 payable in cash or shares in equal portions by the Company and Genzyme.

    In October 1999, CMDF exercised its Repayment Right and the joint venturers acquired CMDF's investment in the JV including the debenture previously issued to CMDF. The Company paid for its share of CMDF's investment plus interest thereon by issuing 3,015,687 common shares at a value of $5,000,000 resulting in a loss of $1,400,000. In addition, the Company cancelled the CMDF warrants and redeemed the Series 1 Preference shares for nominal consideration, and recorded contributed surplus of $1,400,000.

    In December 1999, the joint venturers dissolved the JV and distributed its net assets. The Company's proportionate share of the operating results of the JV to the date of dissolution has been included in the consolidated statements of operations and cash flows.

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

    Condensed financial information of the JV included in these consolidated financial statements is summarized below:

	Years ended December 31,
	2000	1999	1998
	(in thousands)
Revenues	$—	$—	$—
Total operating expenses	—	908	2,380

Net loss	$—	$(908)	$(2,380)

	Years ended December 31,
	2000	1999	1998
Cash flows for operating activities	$—	$(1,101)	$(2,772)
Cash flows from investing activities	—	—	244
Cash flows from financing activities	—	24	—

	$—	$(1,077)	$(2,528)

10. SUPPLEMENTAL CASH FLOW INFORMATION

    The change in operating assets and liabilities:

	December 31,
	2000	1999	1998
	(in thousands)
Accounts receivable	$(271)	$35	$(74)
Inventories	(235)	(109)	(109)
Accounts payable and accrued liabilities	4,402	1,349	172

	$3,896	$1,275	$(11)

	Years ended December 31,
	2000	1999	1998
	(in thousands)
Supplemental disclosures of cash flows:
Interest paid	$132	$113	$74

Supplemental disclosures of non-cash investing and financing transactions:
Common shares issued on acquisition of investment in joint venture	$—	$5,000	$—
Redemption of Series I Preference shares	—	(900)	—
Cancellation of warrants	—	(500)	—
Common shares issued on conversion of special warrants	23,112	—	22,057

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

11. COMMITMENTS

  Operating lease commitments

    The Company has entered into operating lease agreements expiring at various times to 2002 for office and laboratory space, which require the Company to pay minimum lease payments, plus a share of operating costs, including profit, taxes, insurance and maintenance. Future minimum operating annual lease payments for the years ending December 31 are due as follows:

(in thousands)
2001	$795
2002	51

$846

12. THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

    These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform, in all material respects, to U.S. GAAP.

    Effect on the consolidated financial statements:

  Balance Sheet

	December 31,
	2000	1999
	(in thousands)
Current assets under Canadian GAAP	$72,324	$17,728
Adjustment to carrying value of short-term investments classified as available-for-sale securities (b)	143	—

Current assets under U.S. GAAP	$72,467	$17,728

Stockholders' equity under Canadian GAAP	$65,431	$14,963
Unrealized holding gains on available-for-sale securities (b)	143	—

Stockholders' equity under U.S. GAAP	$65,574	$14,963

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

  Statement of Operations

	Years ended December 31,
	2000	1999	1998
	(in thousands, except per share amounts)
Net loss under Canadian GAAP	$(25,407)	$(16,738)	$(14,209)
Adjustment to equity loss of joint venture (a)	—	(881)	777
Dissolution of joint venture (a)	—	(787)	—
Reversal of write-down of short-term investments (b)	36	55	—
Stock-based compensation expense on escrow shares (c)	(9,093)	(2,061)	(3,225)
Gain on redemption of preference shares (d)	—	900	—
Stock-based compensation expense on stock options (e)	(1,674)	—	—

Net loss under U.S. GAAP	$(36,138)	$(19,512)	$(16,657)

Basic loss per common share under Canadian GAAP	$(0.63)	$(0.58)	$(0.63)

Basic loss per common share under U.S. GAAP	$(0.89)	$(0.67)	$(0.74)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	40,621	29,013	22,488

  Statement of Cash Flows

	Years ended December 31,
	2000	1999	1998
	(in thousands)
Net cash used in operating activities under Canadian GAAP	$(20,994)	$(13,360)	$(13,505)
Equity interest in joint venture (a)	—	(904)	(2,838)

Net cash used in operating activities under U.S. GAAP	$(20,994)	$(12,456)	$(10,667)

Net cash (used in) provided by investing activities under Canadian GAAP	$(55,680)	$11,672	$(10,116)
Equity interest in joint venture (a)	—	(1,048)	1,776

Net cash (used in) provided by investing activities under U.S. GAAP	$(55,680)	$12,720	$(11,892)

Net cash provided by financing activities under Canadian and U.S. GAAP	$75,478	$466	$22,649

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

  Differences

(a)
Under U.S. GAAP, the Company's interest in the joint venture would be accounted for using the equity method of accounting as opposed to proportionate consolidation. The equity method of accounting requires the investment in the joint venture to be recorded at cost and adjusted to recognize the investor's legal share of the earnings or losses of the investee after the date of acquisition. However, the Company has elected, pursuant to rules issued by the United States Securities and Exchange Commission, to continue to use the proportionate consolidation method for purposes of its U.S. GAAP disclosures. Additional information regarding the joint venture is disclosed in Note 9.

(b)
Under U.S. GAAP, Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company would have classified certain of its short-term securities as available-for-sale and accordingly would have been required to include the changes in net unrealized holding gains or losses on these securities in other comprehensive income rather than in operations.

  SFAS No. 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.

	Years ended December 31,
	2000	1999	1998
Net loss under U.S. GAAP	$(36,138)	$(19,512)	$(16,657)
Other comprehensive income
Adjustment to unrealized gains (losses) on available-for-sale investments	198	(242)	187

Comprehensive net loss under U.S. GAAP	$(35,940)	$(19,754)	$(16,470)

Comprehensive loss per share under U.S. GAAP	$(0.88)	$(0.68)	$(0.73)

(c)
In accordance with the provisions of Accounting Principle Board ("APB") Opinion 25 for recording the value of contingently issuable (escrow) shares, the Company recorded compensation expense on the release of these shares based upon the excess of the market value over cost of the common shares on the dates that release was assured over their paid up amount. At December 31, 2000, there were no common shares held in escrow.

(d)
In accordance with Accounting Series Release No. 268, Redeemable Preferred Stock, the Company would recognize a gain on the redemption of its preference shares. These preference shares would, under U.S. GAAP, be distinguished from permanent capital and disclosed separately outside of stockholders' equity. As a result of this classification under U.S. GAAP, any excess or shortfall on redemption would be reported through operations.

(e)
The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

  In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB 25. FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN No. 44 by the Company resulted in a compensation expense in the current year of $1,674,000.

  SFAS No. 123, Accounting for Stock-Based Compensation, requires presentation of pro forma information as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options at the date of the grant is amortized to expense over the vesting period.Under the fair value method, the Company's net loss and loss per share would have increased as follows:

	Years ended December 31,
	2000	1999	1998
	(in thousands, except per share amounts)
Net loss under U.S. GAAP	$(36,138)	$(19,512)	$(16,657)

Pro forma net loss	$(39,293)	$(20,775)	$(18,009)

Basic loss per common share under U.S. GAAP	$(0.89)	$(0.67)	$(0.74)

Pro forma basic loss per common share under U.S. GAAP	$(0.97)	$(0.72)	$(0.80)

    The weighted-average per-share fair value of the individual options granted during 2000, 1999, and 1998 were as follows on the date of grant:

Years ended December 31,
2000	1999	1998
$6.09	$1.30	$1.32

    The fair values of the options were determined using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2000	1999	1998
Dividend yield	0%	0%	0%
Volatility	108%	60%	69%
Risk-free interest rate	5.91%	5.57%	5.13%
Expected life	10 years	5 to 10 years	5 years

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Continued)
(Canadian dollars)

(f)
Under U.S. GAAP, SFAS No. 109, Accounting for Income Taxes, the Company would calculate its future income taxes using only enacted tax rates. This differs from Canadian GAAP, which uses substantially enacted tax rates. Since any change in the carrying value of the Company's future income tax assets would be offset by a 100% valuation allowance, there would be no effect on the Company's financial position or results of operations.

(g)
In July 1999, the FASB announced the delay of the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for one year, to the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Under SFAS No. 133 gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The impact of SFAS No. 133 on the Company's financial position and results of operations is not expected to be material.

(h)
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB No. 101 and that the adoption of SAB No. 101 had no material effect on the financial position or results of operations of the Company.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10. OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    Our directors, executive officers and key employees, the positions held by them and their ages as of March 27, 2001 are as follows:

Name	Age	Position
Daniel L. Korpolinski	58	Director, President and Chief Executive Officer
William A. Cochrane, M.D., (1)(2)	75	Director and Chairman of the Board of Directors
Darrell Elliott (3)	54	Director
Kenneth Galbraith (3)	38	Director
Yad Garcha (3)	42	Director
Richard M. Glickman (1)	42	Director and Vice-Chairman of the Board of Directors
Steven C. Mendell (2)	59	Director
Jay M. Short, Ph.D. (1)	43	Director
Richard A. Young, Ph.D. (2)	59	Director
John R. Neefe, M.D.	57	Vice President, Clinical Research and Regulatory Affairs
Marvin I. Siegel, Ph.D.	54	Executive Vice President, Research and Development
Donald D. Tartre	40	Vice President & Chief Financial Officer
Lee Mizzen, Ph.D.	42	Vice President, Scientific Affairs

(1)
Member of the Compensation Committee

(2)
Member of the Governance Committee

(3)
Member of the Audit Committee

    DANIEL L. KORPOLINSKI has served as our President and Chief Executive Officer, U.S. Operations, since March 2000, and as one of our directors and our President and Chief Executive Officer since May 2000. Mr. Korpolinski was President and CEO of Copley Pharmaceutical Inc., a generic pharmaceutical company, from September 1998 until the company was acquired by Teva Pharmaceutical Industries Ltd. in September 1999, and was one of the directors of Copley from August 1998 until it was acquired. Mr. Korpolinski served as President and Chief Executive Officer of Prodromics On Line, a software company, from June 1997 until August 1998. Mr. Korpolinski served as the President and Chief Executive Officer of CoCensys Inc., a biotechnology company, from October 1991 to October 1996. From 1988 to 1991, Mr. Korpolinski was President of Adria Laboratories North America, an oncology company. Mr. Korpolinski received his B.S. from Niagra Falls College in New York.

    WILLIAM A. COCHRANE, M.D., has served as one of our directors since March 1994. Dr. Cochrane has been President of W.A. Cochrane & Associates Inc., a company specializing in health products investment consulting, since June 1989. He is an Officer of the Order of Canada and a recipient of the Queens Jubilee Medal. From September 1978 to December 1988, Dr. Cochrane was

the Chief Executive Officer and Chairman of Connaught Laboratories Ltd., a vaccine developer and manufacturer. His previous experience includes serving as the Deputy Minister of Health Services for the Province of Alberta, as President and Vice-Chancellor of the University of Calgary and as the Dean of Medicine at the University of Calgary. He has also served on the board of directors of a number of companies including Connaught Laboratories Ltd., Monsanto Canada Inc. and Fluor/Daniel Canada Inc. Dr. Cochrane received his M.D. from the University of Toronto.

    DARRELL ELLIOTT has served as one of our directors since December 1999. Since August 1999, he has been Senior Vice President for MDS Capital Corp., a health care venture capital organization. He has extensive board experience and has served on the board of directors of several Canadian public and private companies, including Inex Pharmaceuticals Corp. since August 1995, Star Biotech Inc. since January 1998, Nortran Pharmaceuticals Inc. since January 1999, Chromos Molecular Systems Inc. since July 1999, GenSci Regeneration Sciences Inc. since December 1999, and Neuromed Technologies Inc. since December 2000. Mr. Elliott was Regional Vice President of Royal Bank Capital Corporation (RBCC) from December 1989 to January 1994 and from August 1994 to August 1998. He was also founder and Managing Director of RBCCs Life Sciences fund in 1994. Mr. Elliott received his BA Economics degree from the University of South Africa (Pretoria).

    KENNETH GALBRAITH has served as one of our directors since May 2000. Mr. Galbraith has been the President of Gigha Consulting Ltd., a technology consulting and investment management company, since October 2000. Mr. Galbraith has served as a director of several private and public biotechnology companies, including Micrologix Biotech Inc. since March 2001, Angiotech Pharmaceuticals since March 2000, Kinetek Pharmaceuticals since October 2000 and Active Pass Pharmaceuticals since October 1999. He has been Chair of one of Canada's Centres of Excellence Networks, the Canadian Bacterial Diseases Network, since May 1997. Since February 1988, he has served as an advisor to QLT Inc., a biotechnology company where, in April 2000, he was appointed Executive Vice President and Chief Financial Officer. From September 1995 to February 1988, Mr. Galbraith was a Chartered Accountant with Thorne Riddell, Chartered Accountants, predecessor firm to KPMG LLP. Mr. Galbraith was founding Director and Chairman of the B.C. Biotechnology Alliance from 1992 to 1995. He received his B.Com. (Honours) degree from the University of British Columbia and was admitted in Canada as a Chartered Accountant.

    YAD GARCHA has served as one of our directors since June 1995. Since January 2000, he has been a Senior Vice President with GrowthWorks Capital Ltd., which is the manager of the Working Opportunity Fund (EVCC) Ltd., a Labor-sponsored venture capital fund. Mr. Garcha has also managed investments in Angiotech Pharmaceuticals since September 1996, Synapse Technologies since March 1998 and Active Pass Pharmaceuticals since July 1998. He received his MBA from the University of Western Ontario.

    RICHARD M. GLICKMAN, one of our co-founders, has served as one of our directors since April 1990 and has been Vice-Chairman of our Board of Directors since May 2000. Mr. Glickman has been Chairman of Vigil Health Management, a behavior informatics, since June 2000 and has been a Director of Epic Biosonics Incorporated, a medical device company, since Fall 2000. He has served as a member of the Board of Directors of the Genetic Diseases Network, a Canadian National Centre of Excellence since Spring 2000 and has served on the British Columbia Knowledge Development Fund, a government granting agent, since Spring 2000. Mr. Glickman was our President and Chief Executive Officer from April 1990 to May 2000. Mr. Glickman was also a founder of Probtec Corporation, a national drug design and molecular genetics company, where he served as Vice-President of Corporate Development from the Fall of 1986 to Fall 1989. Additional experience of Mr. Glickman includes his service as the Chairman of the British Columbia Biotechnology Alliance and as a member of the Canadian federal government's National Biotechnology Advisory Committee. Mr. Glickman graduated from the Department of Immunology and Microbiology at McGill University, Montreal.

    STEVEN C. MENDELL has served as one of our directors since December 1996. Since June 1999, Mr. Mendell has been President and Chief Executive Officer of LMA North America Inc. and since December 2000, he has served in the same capacity with LMA International N.V., both of which are leaders in the marketing and sale of devices for anesthesia and airway management. From February 1998 to June 1999, Mr. Mendell served as Chairman and President of Selective Genetics, Inc. From April 1993 to July 1998, he was President and Chief Executive Officer of Prizm Pharmaceuticals, Inc., a private company engaged in the development of gene therapy products for tissue regeneration and repair which became Selective Genetics, Inc. through a merger. From 1986 to April 1992, Mr. Mendell was Chief Executive Officer and Chairman of Xoma Corporation, a biopharmaceutical company, a company where he has served as a director since 1984. Mr. Mendell also served as a director of Ciblex Corporation, a private company engaged in the development of small molecules to block the release of disease-causing proteins. His previous experience includes senior domestic and international positions with Becton Dickinson and Co., a public medical supply and device company. Mr. Mendell graduated from the University of California, Santa Barbara, is a member of the Foundation Board of Directors, and received a graduate degree from the American Graduate School of International Management.

    JAY M. SHORT, PH.D. has served as one of our directors since March 1994. Dr. Short has been President, Chief Executive Officer, Chief Technology Officer, and a director for Diversa Corporation, a biotechnology company, since September 1994. Since February 1995 Dr. Short has also served as a director for Invitrogen Corporation, a biotechnology company. He previously served at microbiology companies Stratacyte, Inc., as President and Strategene Cloning Systems from September 1985 to September 1994 as Vice President of Research and Development and Operations. Dr. Short received a Ph.D. in biochemistry from Case Western Reserve University.

    RICHARD A. YOUNG, PH.D. has served as one of our directors since June 1995. Dr. Young has been a Professor in the Department of Biology, MIT and a member of the Whitehead Institute since September 1984. Dr. Young is an expert in recombinant vaccine development and a researcher in the immunology of stress proteins and their uses in vaccine preparation and therapy. Dr. Young received his Ph.D. in molecular biophysics and biochemistry from Yale University and conducted extensive post-doctoral research at the Swiss Institute for Experimental Cancer Research and at Stanford University.

    JOHN R. NEEFE, M.D. has served as our Vice President, Clinical Research and Regulatory Affairs since December 1998. Prior to joining Stressgen in 1998 Dr. Neefe served as Vice President, Clinical Oncology and International Director of Clinical Oncology at Sanofi Research Division, Sanofi Pharmaceuticals from mid-1995 to December 1998. From 1993 until its acquisition by Sanofi in 1995, Dr. Neefe was Senior Director of Sterling-Winthrop, leading the company's clinical oncology drug development unit. Dr. Neefe has also held a position as director of Clinical Research at Centocor, has attained academic appointments at the University of Kentucky and at Georgetown University and held a research position at the National Cancer Institute. Dr. Neefe received his B.A. from Harvard University and his M.D. from the University of Pennsylvania School of Medicine.

    MARVIN I. SIEGEL, PH.D. has served as our Executive Vice President, Research & Development since March 1997. Dr. Siegel has been a director of Delta Pharmaceuticals, Inc., a Chapel Hill, North Carolina pharmaceutical company from the first quarter of 1997 through the first quarter of 1999. From February 1995 to February 1997, Dr. Siegel was Vice-President in charge of science and research and development, Terrapin Technologies Inc., a South San Francisco, California private company specializing in drugs for allergy, oncology and diabetes, which is now a public company known as Telik Inc. Dr. Siegel was a senior executive with Schering-Plough Research Institute in Kenilworth, N.J., from May 1982 to February 1994 where he was responsible for biological research in immunology and allergy. Dr. Siegel received his Ph.D. from The Johns Hopkins University School of Medicine in 1973.

    DONALD D. TARTRE has served as our Vice President and Chief Financial Officer since March 2001. Mr. Tartre previously served as Vice President, Finance and Planning and Corporate Controller with Agouron Pharmaceuticals, Inc., formerly a biotechnology company engaged in the discovery, development and marketing of pharmaceutical products that became a subsidiary of Pfizer Inc. in 2000, from June 1997 to March 2001. He served as Controller of Gen-Probe Incorporated, a bioscience company in the medical diagnostics industry from February 1990 to June 1997. Before entering the biopharmaceutical/biotechnology industry, Mr. Tartre provided accounting, audit and consulting services to publicly traded healthcare and technology companies while serving with Ernst & Young for seven years. Mr. Tartre is a Certified Public Accountant and a Certified Management Accountant, and received a B.S. in business administration from the University of Southern California.

    LEE MIZZEN, PH.D. has served as our Vice President, Scientific Affairs since November 2000. Dr. Mizzen previously served as Director of Research, Therapeutics Division, working on clinical applications of the stress response since joining Stressgen in 1992. His previous experience includes two years working with Dr. Tony Pawson at the Samuel Lunenfeld Research Institute, University of Toronto, on signal transduction pathways and four years with Dr. William Welch, at Cold Spring Harbor Laboratories, New York and the University of California, San Francisco on mammalian stress proteins. Dr. Mizzen received his Ph.D. from the University of Western Ontario in 1986.

    Each officer serves at the discretion of our Board of Directors. Our Articles permit the authorized number of directors to be established by ordinary or special resolution passed by members of the Company. We currently have nine directors authorized.

Board Committees

    Our Board of Directors has established three committees, the Audit Committee, the Compensation Committee and our Governance Committee. Our Board of Directors has delegated certain responsibilities to each of these Committees and has also instructed each of them to perform certain advisory functions and make recommendations and report to our Board of Directors. Where considered prudent, certain matters falling under the responsibility of these Committees are at times dealt with at a meeting of the entire Board of Directors.

    The Audit Committee meets with our financial officers and the independent auditors to review and inquire into matters affecting financial reporting matters, the system of internal accounting and financial controls and procedures and audit procedures and plans. This Committee also makes recommendations to our Board of Directors regarding the appointment of independent auditors. In addition, the Audit Committee reviews and recommends to our Board of Directors for approval of our annual financial statements and annual report and certain other documents required by the regulatory authorities. The Audit Committee is also responsible for approving the policies under which our financial officers may invest the funds in excess of those required for current operations. In 2000, the Audit Committee met five times. This Committee is composed of three directors: Yad Garcha, Kenneth Galbraith and Darrell Elliott, none of whom is one of our current or former officers.

    The Compensation Committee is responsible for establishing and monitoring our long range plans and programs for attracting, training, developing and motivating employees. This Committee reviews recommendations for the appointment of persons to senior executive positions, considers terms of employment, including succession planning and matters of compensation and recommends awards under our 1996 Share Incentive Plan, or the 1996 Plan. In 2000, this Committee met three times. The Executive Compensation and Human Resources Committee is composed of three directors: Jay M. Short, Ph.D., Richard M. Glickman and William A. Cochrane, M.D.

    The Governance Committee is responsible for identifying, evaluating and recommending nominees for our Board of Directors and reviewing incumbent directors for re-election to our Board of Directors.

Incumbent and potential new directors are evaluated by this Committee with the objective of obtaining a balanced mix of Board members with the experience and expertise to ensure that our Board of Directors is composed of individuals who will best serve our interests and assist management in reaching our strategic goals. The Governance Committee is composed of three directors: William A. Cochrane, M.D., Steven C. Mendell and Richard A. Young, Ph.D.

Item 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation of Directors

    William A. Cochrane, M.D. is entitled to receive $15,000 annually per year for his service as the Chairman of our Board, and an additional fee of $2,000 per meeting attended. Each of our other directors is entitled to receive $6,000 per year for such person's service as a director, and $1,500 per meeting attended. In addition, directors who serve on the Audit and Compensation Committees receive one-half the normal meeting fee for each Committee meeting attended. We also reimburse directors for expenses incurred on our behalf, including expenses associated with attendance at meetings of our Board of Directors. During the fiscal year ended December 31, 2000, we paid scientific consultant's fees of $20,833 to William Welch, who was a director until May 2000, and $50,000 to Richard A. Young, Ph.D., who was a director throughout the year.

    We have not yet granted options to acquire stock covering service on the board of directors in 2000 because of the limited number of stock options remaining in our 1996 Plan. Upon the approval by our shareholders of the 2001 Equity Incentive Plan, we expect to grant to most or all non-employee directors options to acquire 10,000 shares, to Mr. Cochrane, an option to acquire 15,000 shares in consideration for his service as the Chairman of the Board, and to Mr. Galbraith, Mr. Garcha and Mr. Elliott, options to acquire 50,000 shares in consideration for their initial year of service on the Board of Directors. The exercise price per share of any options granted for service in 2000 will be the fair market value of our common stock on the date of grant (based on the closing sales price reported on the Toronto Stock Exchange for the day before the date of grant).

Compensation of Executive Officers

    The following table sets forth, in Canadian dollars, all compensation awarded or paid to and earned by, our current and former Chief Executive Officer during the fiscal years ended December 31, 2000, 1999 and 1998 as well as the three executive officers whose salary and bonus were in excess of U.S. $100,000 for services rendered to us during the years ended December 31, 2000, 1999 and 1998.

Summary Compensation Table

	Annual Compensation (Canadian dollars)				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus		Securities Underlying Options		Other Compensation (Canadian dollars)

Daniel L. Korpolinski (1) President and Chief Executive Officer	2000 1999 1998	$462,079 — —	$	— — —	1,000,000 — —		$57,893 — —	(2)
Richard M. Glickman Former President and Chief Executive Officer	2000 1999 1998	103,797 250,073 250,000		229,758 50,000 64,500	— — 150,000		403,769 14,763 12,805	(3)
David G. Matthews Former Chief Financial Officer	2000 1999 1998	175,125 175,073 168,750		200,000 — 25,600	— — 50,000		189,135 5,379 5,280	(4)
John R. Neefe, M.D. (5) Vice President, Clinical and Regulatory Affairs	2000 1999 1998	376,507 352,142 19,773		29,708 58,000 —	50,000 45,000 100,000	(6)	23,767 14,739 —	(7) (8)
Marvin I. Siegel, Ph.D. Executive Vice President, Research and Development	2000 1999 1998	349,069 303,473 308,333		66,286 — 34,667	95,000 — 50,000	(9)	34,911 82,319 7,536	(10) (8)

(1)
Mr. Korpolinski commenced employment on March 13, 2000.

(2)
Amount represents premiums we paid on behalf of Mr. Korpolinski for health and life insurance and relocation costs. In addition to the amounts shown in this table, in March 2001 the board of directors granted Mr. Korpolinski a bonus of $218,000 relating to his performance from March 2000 to March 2001.

(3)
Amount represents retirement payments, vacation payout, medical and long-term disability premiums and car allowance.

(4)
Amount includes $175,000 that was earned in 2000 but will be paid in 2001 for consulting services to be rendered due to the cessation of the employment of Mr. Matthews, and a vacation payout.

(5)
Dr. Neefe commenced employment on December 7, 1998.

(6)
Option grant was approved by our Board but is subject to stockholder approval and therefore an exercise price has not yet been set.

(7)
Amount includes extended medical premiums paid on behalf of Dr. Neefe. In addition to the amounts shown in this table, in January 2001 the board of directors granted Mr. Neefe a bonus of $93,718 relating to his performance in 2000.

(8)
Amount includes extended medical premiums.

(9)
Fifty thousand of these options are pursuant to an option grant that was approved by our Board under a plan, which remains subject to stockholder approval, so, for which an exercise price has not yet been set.

(10)
Amount includes extended medical premiums and long-term disability premiums. In addition to the amounts shown in this table, in January 2001 the board of directors granted Mr. Siegel a bonus of $88,095 relating to his performance in 2000.

Stock Option Grants And Exercises In Last Fiscal Year

    We grant options to our executive officers to purchase our common stock under our 1996 Plan. As of December 31, 2000, options to purchase a total of 3,329,177 shares were outstanding under the 1996 Plan and options to purchase 114,106 shares remained available for grant thereunder. In addition, options to acquire 45,000 shares, granted outside of the 1996 Plan, remained exercisable. The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2000 to our executive officers named in the summary compensation table:

	Individual Grants
						Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (Cdn. $)(2)
			% of Total Options Granted to Employees in Fiscal Year(%) (1)
	Shares Underlying Options Granted (#)			Exercise Price Per Share (Cdn. $)
					Expiration Date
Name						5%	10%
Daniel L. Korpolinski	1,000,000	(3)	64.24%	$6.20	3/7/10	$3,900,000	$9,880,000
Marvin I. Siegel, Ph.D.	45,000	(4)	2.89%	$6.20	3/30/10	175,500	444,600

(1)
Based upon options to purchase a total of 1,556,500 shares of our common stock granted during the fiscal year 2000.

(2)
The potential realizable value is based upon the assumption that the fair market value of our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Actual realizable value, if any, on stock option exercises is dependent on the future performance of our common stock and overall market conditions, as well as the option holder's continued employment through the vesting period.

(3)
Such options vest as follows: 69,792 on the February 2000 date of grant, 19,792 at the end of each of the subsequent 47 months.

(4)
Such options vest as follows: 15,000 on the date of grant, 15,000 on March 31, 2001 and 15,000 on March 31, 2002.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

    The following table sets forth certain information as of December 31, 2000, regarding options held by our executive officers named in the summary compensation table. There were no stock appreciation rights outstanding on December 31, 2000.

			Number of Shares Underlying Unexercised Options at FY-End (#)
					Value of Unexercised In-The-Money Options as of FY-End (Cdn. $)
	Securities Acquired on Exercise	Aggregate Value Realized (Cdn. $)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel L. Korpolinski	—	$—	228,127	771,873	$125,470	$424,530
Richard M. Glickman	—	—	220,000	—	911,900	0
David G. Matthews	60,000	464,400	75,000	—	295,300	0
John R. Neefe, M.D.	33,333	176,182	63,333	48,334	313,398	241,703
Marvin I. Siegel, Ph.D.	50,000	173,750	182,700	37,300	632,094	43,656

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    We have entered into an employment agreement, dated March 8, 2000, with Daniel L. Korpolinski, our President and Chief Executive Officer. Mr. Korpolinski's base salary was $462,079 for the portion of 2000 in which he worked for us. In addition to his base salary, on March 8, 2000, Mr. Korpolinski was granted an option to purchase 1,000,000 shares of our common stock at an exercise price equal to $6.20 per share. As of February 12, 2001, options to purchase a total of 267,711 shares had vested. In the event that Mr. Korpolinski is terminated without just cause, he is entitled to severance payments equal to 12 months' base salary. Mr. Korpolinski is also entitled to severance payments equal to 12 months' base salary in the event that, within 12 months after an acquisition of more than 50% of our issued voting shares, Mr. Korpolinski is terminated, experiences a change in his title or responsibilities, or is required to relocate 30 miles or more from his home. Within 6 months after such a change in control, if Mr. Korpolinski terminates the employment agreement, he is entitled to severance payments equal to 12 months' of his current base salary.

    Richard M. Glickman, our former President and Chief Executive Officer, resigned in May 2000. During 2000 Mr. Glickman received $103,797 in base salary, a bonus of $126,633 relating to his role in our February 2000 financing, and another bonus of $103,125 relating to his performance as an officer. Mr. Glickman also received a retirement package, which included 18 months' salary, or $375,000, a vacation payout of $28,769, medical and long-term disability premiums, and a car allowance.

    David G. Matthews, our former Chief Financial Officer, resigned in December 2000. During 2000 Mr. Matthews received $175,125 in base salary, and bonuses of $200,000 relating to his role in the February and October 2000 financings. Mr. Matthews also received $14,135 relating to accrued vacation. A Consulting Agreement between Mr. Matthews and us dated December 22, 2000, provides that Mr. Matthews will act as a consultant from January 1, 2001 to December 31, 2001 to assist us with the transition relating to the cessation of his employment, in return for a salary of $175,000; this salary was accrued in 2000.

    We have entered into an employment agreement, dated December 14, 1998, and amended on January 11, 1999, with John R. Neefe, M.D. our Vice President, Clinical and Regulatory Affairs. During the year 2000, Dr. Neefe received a base salary of $376,507 and a bonus of $29,708. As of February 12, 2001, options to purchase a total of 63,333 shares had vested. In order to terminate Dr. Neefe's employment for other than just cause, we must provide Dr. Neefe with 12 month' prior notice. Dr. Neefe is also entitled to severance payments equal to his last two years' compensation in the event of termination within 12 months' after a change in ownership of our common stock within any 3 month period of at least 50% which results in a change in the majority of the members of our Board.

    We have entered into an employment agreement, dated February 5, 1997, and amended on January 11, 1999, with Marvin I. Siegel, Ph.D. our Executive Vice President, Research and Development. During the year 2000, Dr. Siegel received a base salary of $349,069 and a bonus of $66,286. In addition to his base salary and bonus, on March 31, 2000, Dr. Siegel was granted an option to purchase 45,000 shares of our common stock at an exercise price equal to $6.20 per share. As of February 12, 2001, options to purchase a total of 190,000 shares had vested. In the event that Dr. Siegel is terminated without cause, he is entitled to 12 months notice or severance payments. Dr. Siegel is also entitled to severance payments equal to 24 months base salary in the event of termination within 6 months after an acquisition of more than 50% of our outstanding shares as a result of which a majority of the members of our Board change within 3 months.

Report Of Compensation Committee

    The Compensation Committee is currently composed of William A. Cochrane, M.D., Richard M. Glickman and Jay M. Short, Ph.D., directors who are not our employees. The Compensation

Committee is responsible for establishing and administering our executive compensation policies and programs as well as salary and benefit levels. The Committee makes recommendations to our Board of Directors, which gives final approval in compensation matters. During 2000, the Compensation Committee met on three occasions.

Compensation Philosophy

    We believe that a competitive, goal-oriented compensation policy is critically important to the creation of value for stockholders. To that end, we have created an incentive compensation program intended to reward outstanding individual performance. The goals of the compensation program are to align compensation with business objectives and performance to enable us to attract and retain the highest quality executive officers and other key employees, reward them for our progress and motivate them to enhance long-term stockholder value. Our compensation program is intended to implement the following principles:

  (a)
  Compensation should be related to the value created for stockholders.

  (b)
  Compensation programs should support the short-term and long-term strategic goals and our objectives.

  (c)
  Compensation programs should reflect and promote our values and reward individuals for outstanding contributions to our success.

  (d)
  Short-term and long-term compensation programs play a critical role in attracting and retaining well-qualified executives.

    While compensation opportunities are based in part upon individual contribution, the actual amounts earned by executives in variable compensation programs are also based upon how we perform. The executive compensation for the Chief Executive Officer and all other executives is based upon three components, each of which is intended to serve our compensation principles.

    Our compensation policies and programs are designed to be competitive with similar biotechnology companies and to recognize and reward executive performance consistent with the success of our business. These policies and programs are intended to attract and retain capable and experienced people.

Base Salary

    Base salary is targeted at the competitive median for similar companies in the biotechnology industry. For the purpose of establishing these levels, the Compensation Committee the Committee reviews competitive market data.

    Based upon its reviews of industry data, the Compensation Committee determined that the base salaries of the Chief Executive Officer and all other executive officers were appropriate and necessary to attract individuals of such high caliber within the biotechnology industry. The Compensation Committee reviews the salaries of the Chief Executive Officer and other executive officers each year and such salaries may be increased based upon (i) the individual's performance and contribution and (ii) increases in median competitive pay levels.

Annual Incentives

    We have a cash bonus program whereby bonus amounts are determined based upon the achievement of corporate goals and individual performance. Any bonus is based, in part, upon our performance and in part on individual performance. The Compensation Committee believes bonus amounts are similar to those paid by other companies in the biotechnology industry.

Long-Term Incentives

    Long-term incentive compensation is provided through grants of options to purchase shares of our common stock to the Chief Executive Officer, other executive officers and other employees. The stock options are intended to retain and motivate all employees to improve our long-term performance. It is common in the biotechnology industry to grant stock options to all employees. Stock options have been granted to all of our full-time employees. Executives and other employees receive value from these grants only if our common stock appreciates over the long-term. The Compensation Committee believes the amount and value of such grants are based upon levels similar to other companies in the biotechnology industry. Generally, stock options are granted with an exercise price equal to prevailing market value. The stock options generally vest in increments over a period of years.

Compensation of the Chief Executive Officer

    Based on an evaluation of the salaries of Chief Executive Officers of comparable companies and Mr. Korpolinski's experience and in accordance with the policies noted above, we agreed to pay Mr. Korpolinski, our President and Chief Executive Officer, U.S. Operations, since March 8, 2000, and our President and Chief Executive Officer, North American Operations since May 23, 2000, a base salary in 2000 of U.S.$350,000 (effective on the date of his employment). In March 2001, the board of directors granted Mr. Korpolinski a bonus of $218,000, which comprised 40% of his base salary, relating to his performance from March 2000 to March 2001.

    In accordance with the policies noted above, the Compensation Committee set the 2000 base salary of Richard M. Glickman, our former President and Chief Executive Officer, at $250,000, the same amount as in the previous year. The Compensation Committee also awarded Mr. Glickman a $103,125 performance bonus in 2000, which comprised 30% of his salary for the 17 months in 1999 and 2000 the bonus covered, based upon factors including the company's level of operations, development of HspE7, increased biochemical sales, and operations within budget.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of February 28, 2001 with respect to (i) each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) our Chief Executive Officer and our other most highly compensated executive officers at February 28, 2001 and (iv) all of our directors and executive officers as a group.

Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

Beneficial Owner of Common Stock(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)	Percent of Class of Common Stock(2)
Daniel L.Korpolinski	307,295	*
William A. Cochrane, M.D.	165,000(3)	*
Darrell Elliott	—	—
Kenneth Galbraith	—	—
Yad Garcha	—	—
Richard M. Glickman	241,600(4)	*
Steven C. Mendell	120,000(5)	*
Jay M. Short, Ph.D.	72,000(6)	*
Richard A. Young, Ph.D.	326,600(7)	*
John R. Neefe, M.D.	86,666(8)	*
Marvin I. Siegel, Ph.D	222,000(9)	*
All Directors and Executive Officers as a Group (11 persons)	1,541,161	3.0

*
Less than one percent

(1)
This table is based upon information supplied by officers, directors and principal stockholders. Except as shown otherwise in the table, the address of each stockholder listed is in our care at 350-4243 Glanford Avenue, Victoria, British Columbia, V8Z 4B9, Canada.

(2)
Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable within 60 days of February 28, 2001 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of beneficial ownership is based upon 50,054,758 shares of our common stock outstanding as of February 28, 2001.

(3)
Includes 105,000 shares of common stock issuable pursuant to options exercisable within 60 days of February 28, 2001.

(4)
Includes 150,000 shares of common stock issuable pursuant to options exercisable within 60 days of February 28, 2001.

(5)
Includes 120,000 shares of common stock issuable pursuant to options exercisable within 60 days of February 28, 2001.

(6)
Includes 70,000 shares of common stock issuable pursuant to options exercisable within 60 days of February 28, 2001.

(7)
Includes 100,000 shares of common stock issuable pursuant to options exercisable within 60 days of February 28, 2001.

(8)
Includes 63,333 shares of common stock issuable pursuant to options exercisable within 60 days of February 28, 2001.

(9)
Includes 205,000 shares of common stock issuable pursuant to options exercisable within 60 days of February 28, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We have entered into an employment agreement with certain of our executive officers, as described under the caption "Employment Contracts and Termination of Employment and Change-in-Control Arrangements." We have granted stock options to certain of our executive officers, as described under the caption "Executive Compensation."

    In accordance with Section 128 of the Company Act (British Columbia) (the "BCCA"), our Articles provide that we will indemnify every person who is or was one of our directors or, at our request, serving as a director of another corporation of which we are or were a shareholder. We may indemnify every person who is or was one of our officers, employees or agents or, at our request, serving as an officer, employee or agent of another company or organization, a trust, joint venture or partnership. Indemnification covers losses, charges and expenses incurred as a result of actions in such capacities. We are also empowered under our Articles and the BCCA to purchase insurance on behalf of any person who we are required or permitted to indemnify. Pursuant to this provision, we currently maintain directors and officers insurance coverage. In the opinion of the U.S. Securities and Exchange Commission, any indemnification for liabilities arising under Securities Act of 1933 that our Articles may permit is against public policy and therefore unenforceable.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)
Financial Statements

    Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

    Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3)
Exhibits

Exhibit No.	Description
3.1	Memorandum of the Company
3.2	Articles for StressGen Biotechnologies, Inc.
3.3	Articles for StressGen Gene Therapies Inc.
3.4	Memorandum for StressGen Gene Therapies Corp.
3.5	Articles of the Company
3.6	Bylaws for StressGen Biotechnologies Inc.
3.7	Bylaws for StressGen Gene Therapies Inc.
3.8	Articles for StressGen Gene Therapies Corp.
4.1	Form of Stock Certificate
4.2	Form of Class A Warrant
4.3	Form of Class B Warrant
10.1	License Agreement dated November 29, 1992 among Whitehead Institute, MIT and the Company, as amended
10.2	Lease for the property in Victoria, British Columbia
10.3	Employment Agreement dated March 8, 2000 between the Company and Daniel Korpolinski
10.4	Confidential Employment Agreement dated December 14, 1998 between the Company and John Neefe
10.5	Amendment to Confidential Employment Agreement dated December 16, 1999 between the Company and John Neefe
10.6	Consulting Agreement dated December 22, 2000 between the Company and David Matthews and related Release
10.7	Retirement Agreement dated November 10, 1999 between the Company and Richard Glickman
10.8	Confidential Employment Agreement dated February 5, 1997 between the Company and Marvin I. Siegel
10.9	Amendment and Assignment Agreement dated January 11, 1999 between the Company and Marvin I. Siegel
10.10	1996 Share Incentive Plan
10.11	Stock Option Agreement for use with the 1996 Share Incentive Plan
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney*

*
Included on the signature page of this Annual Report on Form 10-K

(b)
Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      STRESSGEN BIOTECHNOLOGIES CORPORATION

Date: March 27, 2001

                      By: /s/ DANIEL L. KORPOLINSKI

                        Daniel L. Korpolinski
                        Chief Executive Officer and President
                        (                      Principal Executive Officer)

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel L. Korpolinski and Donald D. Tartre, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and full power and authority to do and performance each and every act and thing requisite and necessary to be done in connection therewith, as fully to intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL L. KORPOLINSKI Daniel L. Korpolinski	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2001
/s/ DONALD D. TARTRE Donald D. Tartre	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2001
/s/ WILLIAM A. COCHRANE William A. Cochrane, M.D.	Director, Chairman of the Board	March 27, 2001
/s/ DARRELL ELLIOTT Darrell Elliott	Director	March 27, 2001
/s/ KENNETH GALBRAITH Kenneth Galbraith	Director	March 27, 2001
/s/ YAD GARCHA Yad Garcha	Director	March 27, 2001
/s/ RICHARD M. GLICKMAN Richard M. Glickman	Director	March 27, 2001
/s/ STEVEN C. MENDELL Steven C. Mendell	Director	March 27, 2001
/s/ RICHARD A. YOUNG Richard A. Young, Ph.D.	Director	March 27, 2001

QuickLinks

TABLE OF CONTENTS
PART I FORWARD-LOOKING STATEMENTS
  Item 1. BUSINESS
RISK FACTORS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
AUDITORS' REPORT
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED BALANCE SHEET (Canadian dollars in thousands)
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS (Canadian dollars in thousands, except per share amounts)
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Canadian dollars in thousands)
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Canadian dollars in thousands)
Stressgen Biotechnologies Corporation Notes to Consolidated Financial Statements (Canadian dollars)
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES
  Item 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
Summary Compensation Table
Stock Option Grants And Exercises In Last Fiscal Year
Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
Report Of Compensation Committee
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY