Form 10-K405/A
period 2000-12-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2001-04-10
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

CONSOLIDATED FINANCIAL STATEMENTS

STRESSGEN BIOTECHNOLOGIES CORPORATION

December 31, 2000

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

    DONALD D. TARTRE has served as our Vice President and Chief Financial Officer since March 2001. Mr. Tartre previously served as Vice President, Finance and Planning and Corporate Controller with Agouron Pharmaceuticals, Inc., formerly a public biotechnology company engaged in the discovery, development and marketing of pharmaceutical products that became a subsidiary of Pfizer Inc. in 2000, from June 1997 to March 2001. He served as Controller of Gen-Probe Incorporated, a bioscience company in the medical diagnostics industry from February 1990 to June 1997. Before entering the biopharmaceutical/biotechnology industry, Mr. Tartre provided accounting, audit and consulting services to publicly traded healthcare and technology companies while serving with Ernst & Young for seven years. Mr. Tartre is a Certified Public Accountant and a Certified Management Accountant, and received a B.S. in business administration from the University of Southern California.

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

Summary Compensation Table

	Annual Compensation (Canadian dollars)				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus		Securities Underlying Options	Other Compensation (Canadian dollars)

Daniel L. Korpolinski (1) President and Chief Executive Officer	2000 1999 1998	$462,079 — —	$	— — —	1,000,000 — —	$57,893 — —	(2)
Richard M. Glickman Former President and Chief Executive Officer	2000 1999 1998	103,797 250,073 250,000		229,758 50,000 64,500	— — 150,000	403,769 14,763 12,805	(3)
David G. Matthews Former Chief Financial Officer	2000 1999 1998	175,125 175,073 168,750		200,000 — 25,600	— — 50,000	189,135 5,379 5,280	(4)
John R. Neefe, M.D. (5) Vice President, Clinical and Regulatory Affairs	2000 1999 1998	376,507 352,142 19,773		29,708 58,000 —	— 45,000 100,000	23,767 14,739 —	(6) (7)
Marvin I. Siegel, Ph.D. Executive Vice President, Research and Development	2000 1999 1998	349,069 303,473 308,333		66,286 — 34,667	45,000 — 50,000	34,911 82,319 7,536	(8) (7)

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

(7)
Amount includes extended medical premiums.

(8)
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

Compensation of the Chief Executive Officer

    Based on an evaluation of the salaries of Chief Executive Officers of comparable companies and Mr. Korpolinski's experience and in accordance with the policies noted above, we agreed to pay Mr. Korpolinski, our President and Chief Executive Officer, U.S. Operations, since March 8, 2000, and our President and Chief Executive Officer, North American Operations since May 23, 2000, a base salary in 2000 of U.S.$350,000 (effective on the date of his employment). In March 2001, the board of directors granted Mr. Korpolinski a bonus of U.S.$140,000, which comprised 40% of his base salary, relating to his performance from March 2000 to March 2001.

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

Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

Beneficial Owner of Common Stock(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)	Percent of Class of Common Stock(2)
Daniel L. Korpolinski	307,295	*
William A. Cochrane, M.D.	165,000(3)	*
Darrell Elliott	927,177(4)	1.9%
Kenneth Galbraith	—	—
Yad Garcha	1,998,190(5)	4.0%
Richard M. Glickman	241,600(6)	*
Steven C. Mendell	120,000(7)	*
Jay M. Short, Ph.D.	72,000(8)	*
Richard A. Young, Ph.D.	326,600(9)	*
John R. Neefe, M.D.	86,666(10)	*
Marvin I. Siegel, Ph.D	222,000(11)	*
All Directors and Executive Officers as a Group (11 persons)	4,469,127	8.8%

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

(4)
Includes 600,000 shares of common stock beneficially owned by Canadian Medical Discoveries Fund Inc. and 327,177 shares of common stock beneficially owned by the British Columbia Life Sciences Fund. Mr. Elliott is a Vice President of Canadian Medical Discoveries Fund Inc. He is also President and director of MDS Ventures Pacific Inc., the manager of the British Columbia Life Sciences Fund. However, Mr. Elliott disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)
Includes 1,998,190 shares of common stock beneficially owned by the Working Opportunity Fund (EVCC) Ltd. Mr. Garcha is the Senior Vice President of GrowthWorks Capital, Ltd., which is the manager of the Working Opportunity Fund (EVCC) Ltd., which has investment power with respect to the shares. However, Mr. Garcha disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(6)
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

(10)
Includes 63,333 shares of common stock issuable pursuant to options exercisable within 60 days of February 28, 2001.

(11)
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

(2)
Financial Statement Schedules

    Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3)
Exhibits

Exhibit No.	Description
3.1*	Memorandum of the Company
3.2*	Articles for StressGen Biotechnologies, Inc.
3.3*	Articles for StressGen Gene Therapies Inc.
3.4*	Memorandum for StressGen Gene Therapies Corp.
3.5*	Articles of the Company
3.6*	Bylaws for StressGen Biotechnologies Inc.
3.7*	Bylaws for StressGen Gene Therapies Inc.
3.8*	Articles for StressGen Gene Therapies Corp.
4.1*	Form of Stock Certificate
4.2*	Form of Class A Warrant
4.3*	Form of Class B Warrant
10.1*	License Agreement dated November 29, 1992 among Whitehead Institute, MIT and the Company, as amended
10.2*	Lease for the property in Victoria, British Columbia
10.3*	Employment Agreement dated March 8, 2000 between the Company and Daniel Korpolinski
10.4*	Confidential Employment Agreement dated December 14, 1998 between the Company and John Neefe
10.5*	Amendment to Confidential Employment Agreement dated December 16, 1999 between the Company and John Neefe
10.6*	Consulting Agreement dated December 22, 2000 between the Company and David Matthews and related Release
10.7*	Retirement Agreement dated November 10, 1999 between the Company and Richard Glickman
10.8*	Confidential Employment Agreement dated February 5, 1997 between the Company and Marvin I. Siegel
10.9*	Amendment and Assignment Agreement dated January 11, 1999 between the Company and Marvin I. Siegel
10.10*	1996 Share Incentive Plan
10.11*	Stock Option Agreement for use with the 1996 Share Incentive Plan
21.1*	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney

*
Previously filed

(b)
Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      STRESSGEN BIOTECHNOLOGIES CORPORATION

Date: April 9, 2001

                      By: /s/ DONALD D. TARTRE

                        Donald D. Tartre
                        Vice President and Chief Financial Officer
                        (                      Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Daniel L. Korpolinski	Chief Executive Officer, President and Director (Principal Executive Officer)	April 9, 2001
/s/ DONALD D. TARTRE Donald D. Tartre	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 9, 2001
* William A. Cochrane, M.D.	Director, Chairman of the Board	April 9, 2001
* Darrell Elliott	Director	April 9, 2001
* Kenneth Galbraith	Director	April 9, 2001
* Yad Garcha	Director	April 9, 2001
* Richard M. Glickman	Director	April 9, 2001
* Steven C. Mendell	Director	April 9, 2001
* Richard A. Young, Ph.D.	Director	April 9, 2001
*By:	/s/ DONALD D. TARTRE Donald D. Tartre, Attorney-In-Fact

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
CONSOLIDATED FINANCIAL STATEMENTS STRESSGEN BIOTECHNOLOGIES CORPORATION December 31, 2000
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