Form 10-Q
period 2001-03-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2001-05-14
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001 or

or

/ /	/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State of incorporation)	N/A (IRS Employer Identification No.)
4445 Eastgate Mall San Diego, CA (Address of principal executive offices)	92121 (zip code)

(858) 812-5616
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 3, 2001, the registrant had 50,066,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries
INDEX

		Page
Part I — Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheet — March 31, 2001 (unaudited) and December 31, 2000	1
	Consolidated Statement of Operations (unaudited) — Three Months Ended March 31, 2001 and 2000	2
	Consolidated Statement of Cash Flows (unaudited) — Three Months Ended March 31, 2001 and 2000	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
	Impact of Inflation	12
	Certain Factors Affecting Future Performance	12
Part II — Other Information
SIGNATURE		20

CONSOLIDATED BALANCE SHEET

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$—	$513
Short-term investments	64,237	70,054
Accounts receivable	1,229	1,024
Inventories	786	733

Total current assets	66,252	72,324
Capital assets	2,033	2,001

	$68,285	$74,325

Liabilities and Stockholders' Equity
Current liabilities:
Cheques outstanding in excess of cash on hand	$1,212	$—
Accounts payable and accrued liabilities	9,063	7,427
Current portion of capital lease obligations	440	431

Total current liabilities	10,715	7,858
Capital lease obligations, net of current portion	922	1,036

	11,637	8,894

Commitments
Stockholders' equity:
Common shares and other equity — no par value; 100,000,000 shares authorized, 50,058,758 and 49,892,271 shares issued and outstanding	135,072	134,739
Accumulated deficit	(78,424)	(69,308)

Total stockholders' equity	56,648	65,431

	$68,285	$74,325

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands, Except Per Share Amounts)

	Three months ended March 31,
	2001	2000
Revenue:
Bioreagent sales	$1,391	$939

Operating expenses:
Research and development	9,936	3,731
Selling, general and administrative	2,190	1,470
Cost of bioreagent sales	189	146
Amortization	116	130

	12,431	5,477

Operating loss	(11,040)	(4,538)

Other income (expenses):
Interest and other income	1,953	255
Interest expense	(29)	(32)

	1,924	223

Net loss	(9,116)	(4,315)
Accumulated deficit, beginning of period	(69,308)	(43,901)

Accumulated deficit, end of period	$(78,424)	$(48,216)

Basic and diluted loss per common share	$(0.18)	$(0.13)

Common shares used to compute basic and diluted loss per common share (in thousands)	$49,991	$32,966

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(9,116)	$(4,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	116	130
Unrealized foreign exchange gain (loss)	1,015	(50)
Changes in operating assets and liabilities (Note 4)	1,378	(1,346)

Net cash used in operating activities	(6,607)	(5,581)

Cash flows from investing activities:
Purchase of securities	(6,899)	(2,467)
Sales and maturities of securities	11,725	7,395
Acquisition of capital assets	(148)	(180)

Net cash provided by investing activities	4,678	4,748

Cash flows from financing activities:
Proceeds on issue of common shares	333	—
Proceeds on issue of special warrants	—	24,444
Repayment of capital lease obligations	(105)	(96)

Net cash provided by financing activities	228	24,348

Effect of exchange rate changes on cash	(24)	10
(Decrease) increase in cash	(1,701)	23,515
Cash, beginning of period	513	1,709

(Cheques outstanding in excess of cash on hand) cash, end of period	$(1,212)	$25,234

See Note 4 for supplemental cash flow information. See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars)

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

    Stressgen Biotechnologies Corporation ("Stressgen" or the "Company") is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. In addition to targeting HspE7 in HPV-related diseases, the Company has a program to evaluate stress protein fusions in hepatitis B and has also initiated research studies to evaluate its Hsp technology in the treatment of asthma and allergy. Further, Stressgen is an internationally recognized supplier of research products used by scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

  Basis of presentation

    The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.

  Financial Statements and Estimates

    The consolidated balance sheet as of March 31, 2001 and December 31, 2000 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles ("Canadian GAAP"), and conform in all material respects with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except as discussed in Note 5. Certain prior year's balances have been reclassified to conform to the current year's presentation. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2000 Annual Report on Form 10-KA. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

  Foreign Currency Translation

    The Company and its subsidiaries use the Canadian dollar as their functional currency. Monetary assets and liabilities are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the average rate of exchange for the period of such translations. Exchange gains and losses are recorded in the statement of operations.

2. BALANCE SHEET DETAILS

  Inventories

    Inventories consist of the following components:

(In thousands)	March 31, 2001	December 31, 2000
Work in progress	$427	$359
Finished goods	359	374

	$786	$733

  Stockholders' Equity

    In 1998, the Company issued 4,000,000 Class B Warrants entitling the holder to acquire one additional common share on or before June 11, 2003. The exercise price is $3.30 for each Class B Warrant (or U.S.$2.27). At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise. There were 3,256,202 Class B Warrants outstanding at March 31, 2001.

    In 2000, the Company completed an offering of 7,449,000 Special Warrants at a price of $3.40 per Warrant for gross proceeds of $25,327,000. In connection with the offering, the Company issued 744,900 underwriters' special warrants, exercisable at $3.68 per warrant into 744,900 common shares on or before August 2, 2001. There were 577,298 underwriters' special warrants outstanding at March 31, 2001.

    Stockholders' equity includes $1,400,000 of contributed surplus resulting from the cancellation of certain warrants and redemption of certain Preference shares for nominal consideration.

    At May 3, 2001, there were 50,066,000 common shares issued and outstanding. At March 31, 2001, there were 3,200,573 options issued and outstanding at exercise prices ranging from $1.22 to $8.00 with remaining weighted average contractual lives of 1.4 years to 9.0 years.

3. SEGMENTED INFORMATION

    The Company manages its operations in two reportable segments, Biotechnology and Bioreagents. Revenues are allocated to the countries based on customer locations.

	Three months ended March 31,
(In thousands)
	2001	2000
Biotechnology
Expenses:
Research and development	$9,890	$3,651
Selling, general and administrative	1,893	1,065

Segment loss	$11,783	$4,716

Bioreagents
Sales:
U.S.	$859	$577
Canada	63	41
Other	469	321

	1,391	939

Expenses:
Research and development	46	80
Selling, general and administrative	297	405
Cost of bioreagent sales	189	146

	532	631

Segment income	$859	$308

Totals
Revenue	$1,391	$939

Expenses:
Research and development	9,936	3,731
Selling, general and administrative	2,190	1,470
Cost of bioreagent sales	189	146

	12,315	5,347

Loss excluding amortization, interest and other income	$(10,924)	$(4,408)

    The Company does not allocate amortization, interest and other income, and interest expense, nor does it allocate capital assets, to each segment.

4. SUPPLEMENTAL CASH FLOW INFORMATION

    The changes in operating assets and liabilities consist of:

	Three months ended March 31,
(In thousands)
	2001	2000
Accounts receivable	$(205)	$(92)
Inventories	(53)	(128)
Accounts payable and accrued liabilities	1,636	(1,126)

	$1,378	$(1,346)

Supplemental disclosures of cash flows:
Interest paid	$29	$32

5. THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

    These financial statements have been prepared in accordance with Canadian GAAP which conform, except as set out below, in all material respects with U.S. GAAP.

    Effect on the consolidated financial statements:

  Balance Sheet

(In thousands)	March 31, 2001	December 31, 2000
Current assets under Canadian GAAP	$66,252	$72,324
Adjustment to carrying value of short-term investments classified as available-for-sale securities (a)	245	143

Current assets under U.S. GAAP	$66,497	$72,467

Stockholders' equity under Canadian GAAP	$56,648	$65,431
Unrealized holding gains on available-for-sale securities (a)	245	143

Stockholders' equity under U.S. GAAP	$56,893	$65,574

  Statement of Operations

	Three months ended March 31,
(In thousands)
	2001	2000
Net loss under Canadian GAAP	$(9,116)	$(4,315)
Reversal of unrealized foreign exchange (gain) loss on available-for-sale securities (a)	(991)	40
Stock-based compensation expense on escrow shares (b)	—	(9,093)
Stock-based compensation expense on stock options (c)	(21)	—

Net loss under U.S. GAAP	$(10,128)	$(13,368)

Basic loss per common share under Canadian GAAP	$(0.18)	$(0.13)

Basic loss per common share under U.S. GAAP	$(0.20)	$(0.41)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	49,991	32,966

  Statement of Cash Flows

    For all periods presented, there are no differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

  Differences

    As disclosed in Note 12 to the financial statements in the Company's December 31, 2000 Annual Report on Form 10-KA, differences exist for the Company between Canadian and U.S. GAAP.

    The following outlines the differences that affect the Company for the three month periods ended March 31, 2001 and 2000.

(a)
Under U.S. GAAP, Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its short-term securities as available-for-sale and, accordingly, has included the changes in net unrealized holding gains or losses on these securities in other comprehensive income rather than in operations.

    SFAS No. 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.

	Three months ended March 31,
(In thousands, except per share amounts)
	2001	2000
Net loss under U.S. GAAP	$(10,128)	$(13,368)
Other comprehensive income:
Adjustment to unrealized foreign exchange and market gain (loss) on available-for-sale investments	1,093	(40)

Comprehensive net loss under U.S. GAAP	$(9,035)	$(13,408)

Comprehensive loss per share under U.S. GAAP	$(0.18)	$(0.41)

(b)
In accordance with the provisions of Accounting Principle Board ("APB") Opinion 25 for recording the value of contingently issuable (escrow) shares, the Company has recorded compensation expense on the release of these shares based upon the excess of the market value over cost of the common shares on the dates that release was assured over their paid up amount. At March 31, 2001, there were no common shares held in escrow.

(c)
The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB 25. The adoption of FIN No. 44 by the Company has resulted in compensation expense of $21,000 during the three months ended March 31, 2001 and resulted in a compensation expense of $nil in the comparative period in 2000.

  Recent pronouncements

    In July 1999, the FASB announced a delay of the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001 with no material effect on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties. The predictions described in these statements may not materialize if management's current expectations regarding our future performance prove incorrect; our results could also be affected by factors including, but not limited to the risks described below under "Certain Factors Affecting Future Performance". The forward-looking statements are based on currently available information; we have no obligation to update them.

    The following information should be read in conjunction with our March 31, 2001 consolidated financial statements and related notes therein, which include adjustments necessary for their fair presentation in accordance with Canadian generally accepted accounting principles or Canadian GAAP. These principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP. The differences, as they affect our consolidated financial statements, are described in Note 5 to our March 31, 2001 consolidated financial statements. All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

    Our activities are focused primarily on the research and development of a unique class of proteins, called stress proteins, to regulate the body's own immune response to combat diseases. We believe that the use of stress proteins, genetically combined with various antigens derived from disease-causing organisms, will likely yield novel therapeutic products.

    We are evaluating the potential of HspE7, our first product candidate, as a broad based therapeutic for diseases caused by the human papillomavirus, or HPV. We currently have a number of clinical trials ongoing, including one phase III trial and several phase II trials to treat various indications including genital warts, anal dysplasia, cervical dysplasia and cervical cancer. Further, we will soon initiate a clinical trial to evaluate HspE7 for the treatment of another serious HPV-related disease, recurrent respiratory papillomatosis, or RRP, for which the U.S. Food and Drug Administration recently granted us orphan drug status. We have also initiated research studies to evaluate our technology to treat hepatitis B, as well as asthma and allergy. Through our bioreagent business, we also supply research products to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

    We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities. At March 31, 2001, our accumulated deficit was $78,424,000. We have been dependent principally upon equity financings to fund our business activities.

Results of Operations

    During the three months ended March 31, 2001, we realized a net loss of $9,116,000 or $0.18 per common share. These results compare with a net loss of $4,315,000, or $0.13 per common share, for the same period in the prior year.

Bioreagent sales

    Bioreagent sales for the three months ended March 31, 2001, increased by approximately 48% to $1,391,000 compared with sales of $939,000 for the same period in the prior year. This increase was attributed to growing demand for stress protein bioreagents and a recent price increase. We anticipate that bioreagent product sales will approximate $5,000,000 in 2001.

Research and development

    Research and development, or R&D, spending increased by 166% to $9,936,000 for the three months ended March 31, 2001 from $3,731,000 for the same period in the prior year, due to increased expenditures for clinical trial activities and manufacturing scale-up associated with our leading product candidate, HspE7.

Selling, general and administrative expenses

    Selling, general and administrative, or SG&A, expenses were $2,190,000, an increase of $720,000, or 49%, over the same period in the prior year. This increase is due principally to increasing costs and personnel associated with our expanded North American business activities.

Cost of bioreagent sales

    The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 14% for the three months ended March 31, 2001, and 16% for the same period in the prior year, resulting in gross margins of 86% and 84%, respectively.

Amortization

    Amortization expense decreased by 11% to $116,000 for the three months ended March 31, 2001 from $130,000 for the same period in the prior year, due to a reduction of capital asset purchases.

Interest and other income

    Interest and other income increased by 666% to $1,953,000 for the three months ended March 31, 2001 from $255,000 for the same period in the prior year. This increase is due principally to favorable unrealized gains from foreign currency exchange on U.S. investments and a higher average investment portfolio balance resulting from the public issuance of stock and exercise of warrants in 2000.

Basic and diluted loss per share

    The 111% increase in net loss to $9,116,000 in the three month period ended March 31, 2001 compared with $4,315,000 in 2000 was diluted by increases in the weighted average number of common shares outstanding in each year, resulting in basic and diluted loss per share of $0.18 in 2001 compared with $0.13 in 2000.

Differences between Canadian and U.S. generally accepted accounting principles

    Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP. Certain adjustments would be required if these statements were to be prepared in all material respects, in accordance with U.S. GAAP.

    To conform to U.S. GAAP, our net loss would increase by $1,012,000 and $9,053,000 for the three month periods ended March 31, 2001 and 2000. The principal differences under U.S. versus Canadian GAAP for the three month periods are due to unrealized foreign currency exchange gains of $991,000 on U.S. investments (2001) and the final release of escrow shares resulting in stock based compensation expense of $9,093,000 (2000).

    Net loss per common share under U.S. GAAP would have been $0.20 and $0.41 in the three month periods ended March 31, 2001 and 2000, respectively. In addition, our current assets under U.S. GAAP would have been $66,497,000 and $72,467,000 at March 31, 2001 and 2000, respectively, and our stockholders' equity under U.S. GAAP would have been $56,893,000 and $65,574,000 at March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

    At March 31, 2001, we had cash and short-term investments of $63,025,000, a decrease of $7,542,000 from December 31, 2000. During the three months ended March 31, 2001, we used cash primarily to finance our ongoing business activities, including our manufacturing scale-up and clinical development activities associated with our lead product candidate HspE7. At March 31, 2001, approximately 30% of cash and short-term investments were held in U.S. dollars.

    During the three months ended March 31, 2001, capital expenditures totaled $148,000 compared with $180,000 during the same period in 2000, none of which have been financed through capital lease obligations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk is principally confined to its cash and short-term investments. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's portfolio, of which approximately 30% are invested in the U.S., are not leveraged, are classified as available-for-sale and are therefore subject to foreign exchange and interest rate risk. The Company currently does not hedge foreign exchange or interest rate exposure. A hypothetical 1% change in foreign currency exchange and interest rates during the quarter ended March 31, 2001 would have resulted in approximately a $200,000 change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from December 31, 2000.

IMPACT OF INFLATION

    The impact of inflation on the operations of the Company for the quarters ended March 31, 2001, and 2000 was not material.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

    In addition to the other information in this report, the following factors (as well as other factors not listed) have the potential to materially affect the company's future operations.

We Are At An Early Stage Of Development

    We are still at an early stage of development in our biotechnology business. We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products. We must make significant additional investment in research and development and clinical trials prior to the commercialization of any of our technology. We have only undertaken limited human clinical trials of some of our product candidates and we cannot assure you that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify unwanted side effects. We cannot assure you that any of our products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be capable of being produced in commercial quantities at reasonable costs, be successfully marketed or that the investment made in such product candidates will be recouped through sales. None of our therapeutic product candidates are expected to be commercially available for a number of years.

We Have A History Of Operating Losses And We May Never Become Profitable

    To date, we have not recorded any revenues from the sale of therapeutic products. Since inception we have accumulated net losses of over $78,000,000; we expect such losses to increase as we continue our research and development and clinical trials. We expect to continue to incur substantial operating losses for at least the next several years. To become profitable, we, either alone or with one or more partners, must develop, manufacture and successfully market product candidates.

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

  •
  our product candidates will be hard to manufacture on a large scale or will be uneconomical to market; or

  •
  we do not successfully overcome technological challenges presented by our products.

    There is no precedent for the successful commercialization of products based on our technologies. It is possible that none of our therapeutic products will be successfully developed.

Our Clinical Trials Could Take Longer To Complete Than Expected

    Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to factors such as scheduling delays or conflicts with the schedules of participating clinicians and clinical institutions and the rate of patient accruals. Our most advanced product candidate, HspE7, is intended for treating patients with relatively early stage cancer. HspE7 is intended to delay or prevent the recurrence of disease. As a result, clinical trials involving these product candidates are likely to take longer to complete than clinical trials involving other types of therapeutics. The clinical trials may not commence or be completed as forecasted.

    We have limited experience in conducting clinical trials. We rely on corporate collaborators, academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. These trials may not commence or be completed as we expect and may not be conducted successfully. Failure to commence or complete, or delays in, any planned clinical trials could reduce investors' confidence in our ability to develop products which would likely cause our stock price to decrease.

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

    Patent litigation is becoming widespread in the biotechnology industry. Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development. If we become involved in patent litigation, it could consume a substantial portion of our financial and management resources. If the outcome of any such litigation were to be adverse, our business could be materially affected.

    Since patent applications in the United States are maintained in secrecy until the patents issue or non-United States counterparts, if any, publish and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or any licensor was the first creator of inventions described in our pending patent applications or patents or that we or such licensor was the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were in our favor. An adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or cease using the technology. We cannot assure you that our patents, if issued, would be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe our patents. Furthermore, even if we are successful in such lawsuits, we could incur substantial costs to enforce our patent rights against apparent infringers,.

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

We May Not Be Able To Obtain The Regulatory Approvals Or Clearances That Are Necessary To Commercialize Our Products

    The manufacture and sale of human therapeutic products in the United States, Canada and other countries is governed by a variety of statutes and regulations in each country. These laws require approval of manufacturing facilities, controlled research and testing of products and government review and approval and clearance of a submission containing manufacturing, preclinical and clinical data in order to obtain marketing approval and clearance based on establishing the safety and efficacy of the product for each use sought.

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

    Our sales experience is limited to the sale of our bioreagents. To directly market and distribute any pharmaceutical products we may develop, we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a more experienced pharamaceutical company or other entity. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into arrangements with third parties on terms that are acceptable to us. To the extent that we do enter into co-promotion or other licensing arrangements with respect to any products that we may develop, our product revenues will be lower than if we directly marketed and sold our products, and any revenues that we receive will depend on the efforts of third parties, which efforts may not be successful.

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

    Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase. Many of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than ours. Other companies may succeed in developing products earlier than us, obtaining approvals and clearances for such products from agencies such as the U.S. Food and Drug Administration and the Health Protection Branch of the Department of Health and Welfare Canada more rapidly than us, or in developing products that are more effective than those ultimately developed by us, if any. While we will seek to expand our technological capabilities in order to remain competitive, we cannot assure you that research and development by others will not render our technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy developed by us, or that any therapy we develop will be preferred to any existing or newly developed technologies.

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

    While we have manufacturing experience in bioreagents, this experience is not directly applicable to the manufacture of therapeutic products. We have not yet introduced any therapeutic products and have no manufacturing experience for therapeutic products. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. We do not currently have facilities for the production of our products under development and will initially obtain the small amount of products we require for clinical trials from contract manufacturing companies. In order to manufacture our products in commercial quantities, we will need to develop our own manufacturing facilities or contract with third parties to manufacture our products, as is currently the case for HspE7. We may not be able to reach satisfactory arrangements with any third party manufacturers in the future. Currently, Covance is the sole active ingredient supplier of our HspE7 product candidate. If for any reason Covance delays the supply of our HspE7 product candidate, we may have to delay clinical trials. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers, we may not be able to conduct clinical trials as planned.

    If we were to develop our own commercial manufacturing facilities, substantial additional funds beyond what we have currently available would be required. Additional management and technical personnel who have manufacturing experience would also have to be retained. All manufacturing facilities for products to be marketed in the U.S. and Canada must comply with applicable regulations of the U.S. Food and Drug Administration and the Health Protection Branch of the Department of Health and Welfare Canada. We may not be able to make the transition to commercial production. In addition, production of our products may require raw materials for which the sources and amount of supply are limited. An inability to obtain adequate supplies of such raw materials could significantly delay the development, regulatory approval and marketing of our products.

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

Our Product Candidates Subject Us To The Risk Of Product Liability Claims For Which We May Not Be Able To Obtain Adequate Insurance Coverage

    Since we conduct clinical trials on humans, we face the risk that use of our product candidates could result in harm to the test subjects. We have only limited amounts of product liability insurance for our clinical trials and we may not be able to maintain sufficient insurance coverage for any of our proposed clinical trials. We may not be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. If we cannot obtain sufficient insurance coverage on reasonable terms, or otherwise protect ourselves against potential product liability claims, the commercialization of our potential products could be inhibited or prevented. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of our insurance coverage.

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

PART II—OTHER INFORMATION

    Items 1 through 6: Not Applicable

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation
Date: May 14, 2001	/s/ DONALD D. TARTRE Donald D. Tartre, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

QuickLinks

INDEX"'
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  SIGNATURES