Form 10-Q
period 2001-06-30
STRESSGEN BIOTECHNOLOGIES CORP
filed 2001-08-02
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada (State of incorporation)	N/A (IRS Employer Identification No.)
4445 Eastgate Mall San Diego, CA	92121 (zip code)
(Address of principal executive offices)

(858) 812-5616
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 27, 2001, the registrant had 50,247,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$532	$513
Short-term investments	50,758	70,054
Accounts receivable	1,211	1,024
Inventories	781	733

Total current assets	53,282	72,324
Capital assets	2,809	2,001

	$56,091	$74,325

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,928	$7,427
Current portion of capital lease obligations	489	431

Total current liabilities	6,417	7,858
Capital lease obligations, net of current portion	865	1,036

	7,282	8,894

Stockholders' equity:
Common shares and other equity—no par value; unlimited shares authorized, 50,236,791 and 49,892,271 shares issued and outstanding	135,454	134,739
Accumulated deficit	(86,645)	(69,308)

Total stockholders' equity	48,809	65,431

	$56,091	$74,325

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenue:
Bioreagent sales	$1,188	$851	$2,579	$1,767

Operating expenses:
Research and development	6,770	4,677	16,706	8,408
Selling, general and administrative	2,361	2,236	4,551	3,706
Cost of bioreagent sales	155	95	344	218
Amortization	141	172	257	302

	9,427	7,180	21,858	12,634

Operating loss	(8,239)	(6,329)	(19,279)	(10,867)

Other income (expenses):
Interest and other income, net	45	518	1,998	773
Interest expense	(27)	(36)	(56)	(68)

	18	482	1,942	705

Net loss	(8,221)	(5,847)	(17,337)	(10,162)
Accumulated deficit, beginning of period	(78,424)	(48,216)	(69,308)	(43,901)

Accumulated deficit, end of period	$(86,645)	$(54,063)	$(86,645)	$(54,063)

Basic and diluted loss per common share	$(0.16)	$(0.15)	$(0.35)	$(0.28)

Common shares used to compute basic and diluted loss per common share (in thousands)	50,146	38,663	50,068	35,815

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Cash flows from operating activities:
Net loss	$(8,221)	$(5,847)	$(17,337)	$(10,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	141	172	257	302
Unrealized foreign exchange loss (gain)	597	(241)	(418)	(191)
Changes in operating assets and liabilities:
Accounts receivable	18	22	(187)	(70)
Inventories	5	(58)	(48)	(186)
Accounts payable and accrued liabilities	(3,135)	998	(1,499)	(128)

Net cash used in operating activities	(10,595)	(4,954)	(19,232)	(10,435)

Cash flows from investing activities:
Purchase of securities	(28,125)	(34,189)	(35,024)	(37,685)
Sales and maturities of securities	40,922	8,618	54,629	16,962
Acquisition of capital assets	(917)	(38)	(1,065)	(218)

Net cash provided by (used in) investing activities	11,880	(25,609)	18,540	(20,941)

Cash flows from financing activities:
Proceeds on issue of common shares	382	5,852	715	7,184
Proceeds on issue of special warrants	—	—	—	23,112
Capital lease additions	102	—	102	—
Repayment of capital lease obligations	(110)	(99)	(215)	(195)

Net cash provided by financing activities	374	5,753	602	30,101

Effect of exchange rate changes on cash	85	17	109	7
Increase (decrease) in cash	1,659	(24,810)	(90)	(1,275)
(Cheques outstanding in excess of cash on hand) cash, beginning of period	(1,212)	25,234	513	1,709

Cash, end of period	$532	$441	$532	$441

Supplemental disclosures of cash flows:
Interest paid	$27	$40	$56	$72

Supplemental disclosures of financing transactions:
Common shares issued on conversion of special warrants	$—	$23,122	$—	$23,122

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, except where noted)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars)

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

    Stressgen Biotechnologies Corporation ("Stressgen" or the "Company") is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. In addition to targeting HspE7 in HPV-related diseases, the Company has a program to evaluate stress protein fusions in hepatitis B and has also initiated research studies to evaluate its Hsp technology in several other indications. Further, Stressgen is an internationally recognized supplier of research products used by scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

  Basis of presentation

    The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.

  Financial Statements and Estimates

    The information at June 30, 2001 and the three month and six month periods ended June 30, 2001 and 2000 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles ("Canadian GAAP"), and conform in all material respects with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except as discussed in Note 4. Certain prior periods balances have been reclassified to conform to the current periods presentation. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2000 Annual Report on Form 10-K/A. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

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

2.  BALANCE SHEET DETAILS

  Inventories

    Inventories consist of the following components:

(In thousands)	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Work in progress	$357	$359
Finished goods	424	374

	$781	$733

  Stockholders' Equity

    In 1998, the Company issued 4,000,000 Class B Warrants entitling the holder to acquire one additional common share on or before June 11, 2003. The exercise price is $3.30 for each Class B Warrant (or U.S.$2.27). At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise. There were 3,256,202 Class B Warrants outstanding at June 30, 2001.

    In 2000, the Company completed an offering of 7,449,000 Special Warrants at a price of $3.40 per Warrant for gross proceeds of $25,327,000. In connection with the offering, the Company issued 744,900 underwriters' special warrants, exercisable at $3.68 per warrant into 744,900 common shares on or before August 2, 2001. There were 577,298 underwriters' special warrants outstanding at June 30, 2001.

    Stockholders' equity includes $1,400,000 of contributed surplus resulting from the cancellation of certain warrants and redemption of certain Preference shares for nominal consideration.

    On May 22, 2001, at the Annual General Meeting of the Company, Stockholders resolved to continue the Company under the laws of the Yukon Territory, and as a result the authorized common share capital of the Company became unlimited common shares instead of 100,000,000 common shares. Further, Stockholders approved adoption of the 2001 Equity Incentive Plan reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options

    At July 27, 2001, there were 50,247,000 common shares issued and outstanding. At June 30, 2001, there were 4,279,040 total options issued and outstanding at exercise prices ranging from $1.22 to $8.00 per share with remaining weighted average contractual lives of 1.1 years to 9.1 years.

3.  SEGMENTED INFORMATION

    The Company manages its operations in two reportable segments, Biotechnology and Bioreagents. Revenues are allocated to the countries based on customer locations.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2001	2000	2001	2000
Biotechnology
Expenses:
Research and development	$6,606	$4,594	$16,496	$8,245
Selling, general and administrative	1,941	1,911	3,834	2,976

Segment loss	$8,547	$6,505	$20,330	$11,221

Bioreagents
Sales:
U.S.	$788	$577	$1,647	$1,140
Canada	74	39	137	79
Other	326	235	795	548

	1,188	851	2,579	1,767

Expenses:
Research and development	164	83	210	163
Selling, general and administrative	420	325	717	730
Cost of bioreagent sales	155	95	344	218

	739	503	1,271	1,111

Segment income	$449	$348	$1,308	$656

Totals
Sales	$1,188	$851	$2,579	$1,767

Expenses:
Research and development	6,770	4,677	16,706	8,408
Selling, general and administrative	2,361	2,236	4,551	3,706
Cost of bioreagent sales	155	95	344	218

	9,286	7,008	21,601	12,332

Loss excluding amortization, interest and other income	$(8,098)	$(6,157)	$(19,022)	$(10,565)

    The Company does not allocate amortization, interest and other income, and interest expense, nor does it allocate capital assets, to each segment.

4.  THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

    These financial statements have been prepared in accordance with Canadian GAAP which conform, except as set out below, in all material respects with U.S. GAAP.

    Effect on the consolidated financial statements:

  Balance Sheet

(In thousands)	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Current assets under Canadian GAAP	$53,282	$72,324
Adjustment to carrying value of short-term investments classified as available-for-sale securities (a)	—	143

Current assets under U.S. GAAP	$53,282	$72,467

Stockholders' equity under Canadian GAAP	$48,809	$65,431
Unrealized holding gains on available-for-sale securities (a)	—	143

Stockholders' equity under U.S. GAAP	$48,809	$65,574

  Statement of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2001	2000	2001	2000
Net loss under Canadian GAAP	$(8,221)	$(5,847)	$(17,337)	$(10,162)
Reversal of unrealized foreign exchange loss (gain) on available-for-sale securities (a)	682	(224)	(309)	(184)
Reversal of write-down of short term investments	15	—	15	—
Stock-based compensation expense on escrow shares (b)	—	—	—	(9,093)
Stock-based compensation expense on stock options (c)	(76)	—	(97)	—

Net loss under U.S. GAAP	$(7,600)	$(6,071)	$(17,728)	$(19,439)

Basic loss per common share under Canadian GAAP	$(0.16)	$(0.15)	$(0.35)	$(0.28)

Basic loss per common share under U.S. GAAP	$(0.15)	$(0.16)	$(0.35)	$(0.54)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	50,146	38,663	50,068	35,815

  Statement of Cash Flows

    For all periods presented, there are no differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

  Differences

    As disclosed in Note 12 to the financial statements in the Company's December 31, 2000 Annual Report on Form 10-K/A, differences exist for the Company between Canadian and U.S. GAAP.

    The following outlines the differences that affect the Company for the six month periods ended June 30, 2001 and 2000.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2001	2000	2001	2000
Net loss under U.S. GAAP	$(7,600)	$(6,071)	$(17,728)	$(19,439)
Other comprehensive income
Adjustment to unrealized foreign exchange and market (losses) gains on available-for-sale investments	(927)	224	166	184

Comprehensive net loss under U.S. GAAP	$(8,527)	$(5,847)	$(17,562)	$(19,255)

Comprehensive loss per share under U.S. GAAP	$(0.17)	$(0.15)	$(0.35)	$(0.54)

  (b)
  In accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25 for recording the value of contingently issuable (escrow) shares, the Company has recorded compensation expense on the release of these shares based upon the excess of the market value over cost of the common shares on the dates that release was assured over their paid up amount. At June 30, 2001, there were no common shares held in escrow.

  (c)
  The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB 25. The adoption of FIN No. 44 by the Company has resulted in compensation expense of $76,000 and $97,000 during the three and six month periods, respectively, ended June 30, 2001 and resulted in a compensation expense of $nil in each of the comparative periods in 2000.

  Recent pronouncements

    In July 1999, the FASB announced a delay of the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 for U.S. GAAP purposes on January 1, 2001 with no material effect on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

    The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties. The predictions described in these statements may not materialize if management's current expectations regarding our future performance prove incorrect; our results could also be affected by factors including, but not limited to, the risks described below under "Certain Factors Affecting Future Performance". The forward-looking statements are based on currently available information; we have no obligation to update them.

    The following information should be read in conjunction with our June 30, 2001 consolidated financial statements and related notes therein, which include adjustments necessary for their fair presentation in accordance with Canadian generally accepted accounting principles or Canadian GAAP. For the Company, these principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP. The differences, as they affect our consolidated financial statements, are described in Note 4 to our June 30, 2001 consolidated financial statements. All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

    Our activities are focused primarily on the research and development of a unique class of proteins, called stress proteins, to regulate the body's own immune response to combat infectious diseases. We believe that the use of stress proteins, genetically combined with various antigens derived from disease-causing organisms, will likely yield novel therapeutic products.

    We are evaluating the potential of HspE7, our first product candidate, as a broad based therapeutic for diseases caused by the human papillomavirus, or HPV. We currently have a number of clinical trials ongoing, including one phase III trial and several phase II trials to treat various indications including genital warts, anal dysplasia, cervical dysplasia and cervical cancer. Further, we will soon initiate a clinical trial to evaluate HspE7 for the treatment of another serious HPV-related disease, recurrent respiratory papillomatosis, or RRP, for which the U.S. Food and Drug Administration recently granted us orphan drug status. We also have a program to evaluate stress protein fusions in hepatitis B, and have initiated research studies to evaluate our Hsp technology in several other indications. Through our bioreagent business, we also supply research products to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

    We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities. At June 30, 2001, our accumulated deficit was $86,645,000. We have been dependent principally upon equity financings to fund our business activities.

Results of Operations

    For the three and six months ended June 30, 2001, our net loss increased by approximately 41% and 71%, respectively, to $8,221,000 and $17,337,000 due principally to increased investment in our clinical validation and product development program for our broad-spectrum lead therapeutic candidate, HspE7.

    At June 30, 2001, the Company had cash and short-term investments of $51,290,000.

Bioreagent sales

    Bioreagent sales for the three and six months ended June 30, 2001, increased by approximately 40% and 46% to $1,188,000 and $2,579,000, respectively, compared to the same periods in the prior year. This increase was attributed to growing demand for stress protein bioreagents, new product introductions and a recent price increase.

Research and development

    Research and development, or R&D, spending increased by approximately 45% and 99% to $6,770,000 and $16,706,000 for the three and six months ended June 30, 2001 from the same period in the prior year, due principally to increased clinical trial activities and manufacturing scale-up costs associated with our leading product candidate, HspE7.

Selling, general and administrative expenses

    Selling, general and administrative, or SG&A, expenses increased by approximately 6% and 23% over the same period in the prior year. The increases are due principally to enhanced business development activities, costs associated with our expanded North American operations, and the addition of key executive personnel.

Cost of bioreagent sales

    The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 13% for both the three and six months ended June 30, 2001 resulting in gross margins of 87%, compared with 89% and 88% in 2000.

Amortization

    Amortization expense decreased by 15% to $257,000 for the six months ended June 30, 2001 from $302,000 for the same period in the prior year, but is expected to increase during the remainder of 2001 due principally to the acquisition of capital assets near the end of the second quarter 2001.

Interest and other income

    Interest and other income increased by 158% to $1,998,000 for the six months ended June 30, 2001 from $773,000 for the same period in the prior year. This increase is due principally to favorable unrealized gains from foreign currency exchange on U.S. investments and a higher average investment portfolio balance resulting from the public issuance of stock and exercise of warrants in 2000.

Basic and diluted loss per share

    The 71% increase in net loss to $17,337,000 in the six month period ended June 30, 2001 compared with $10,162,000 in 2000 was diluted by increases in the weighted average number of common shares outstanding in each year, resulting in basic and diluted loss per share of $0.35 in 2001 compared with $0.28 in 2000.

Differences between Canadian and U.S. generally accepted accounting principles

    Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP. Certain adjustments would be required if these statements were to be prepared in all material respects, in accordance with U.S. GAAP.

    To conform to U.S. GAAP, our net loss would decrease by $621,000 and increase by $391,000 for the three and six month periods ended June 30, 2001 and would increase by $224,000 and $9,277,000 for the corresponding periods in 2000, respectively. The principal differences under U.S. versus Canadian GAAP for the three and six month periods were due to unrealized foreign currency exchange loss of $682,000 and gain of $309,000 on U.S. investments in 2001, and the final release of escrow shares resulting in stock based compensation expense of $9,093,000 in 2000.

    Net loss per common share under U.S. GAAP would have been $7,600,000 and $17,728,000 for the three and six month periods ended June 30, 2001, and $6,071,000 and $19,439,000 in the corresponding periods in 2000, respectively. In addition, at June 30, 2001, there are no differences under Canadian and U.S. GAAP in our current assets and stockholders' equity whereas at December 31, 2000 under U.S. GAAP our current assets would have been $72,467,000 and our stockholders' equity would have been $65,574,000.

Liquidity and Capital Resources

    At June 30, 2001, we had cash and short-term investments of $51,290,000, a decrease of $19,277,000 from December 31, 2000. During the six months ended June 30, 2001, we used cash primarily to finance our manufacturing scale-up and clinical development activities associated with our lead product candidate, HspE7. At June 30, 2001, approximately 53% of cash and short-term investments were held in U.S. dollars.

    During the six months ended June 30, 2001 capital expenditures, associated principally with the laboratory expansion in our Victoria, B.C. research facility, rose 389% to $1,065,000 compared with $218,000 during the same period in 2000, of which $102,000 and $nil, respectively, have been financed through capital lease obligations.

    The Company's cash requirements may vary materially from those now planned because of the results and scope of clinical trials and other research and development activities, the time required to obtain regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and its ability to establish collaborative development and marketing arrangements. As a result of these factors, it is difficult to predict accurately the times additional cash will be needed and the amounts of future cash required.

    The Company may pursue the issuance of additional equity securities, and pursue corporate collaborative agreements, as required, to meet its cash requirements. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will consider deferring, canceling or reducing planned initiatives or overhead expenditures.

    The Company has never paid a cash dividend on its common stock and does not contemplate the payment of cash dividends on its common stock in the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk is principally confined to its cash and short-term investments. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's portfolio, of which approximately 53% are invested in the U.S., are not leveraged, are classified as available-for-sale and are therefore subject to foreign exchange and interest rate risk. The Company currently does not hedge foreign exchange or interest rate exposure. A hypothetical 1% change in foreign currency exchange and interest rates during the quarter ended June 30, 2001 would have resulted in approximately a $300,000 change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from December 31, 2000.

IMPACT OF INFLATION

    The impact of inflation on the operations of the Company for the quarters ended June 30, 2001, and 2000 was not material.

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

We Have A History Of Operating Losses And We May Never Become Profitable

    To date, we have not recorded any revenues from the sale of therapeutic products. Since inception we have accumulated net losses of over $86,600,000; we expect such losses to increase as we continue our research and development and clinical trials. We expect to continue to incur substantial operating losses for at least the next several years. To become profitable, we, either alone or with one or more partners, must develop, manufacture and successfully market product candidates.

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

Our Clinical Trials Could Take Longer To Complete Than Expected

    Although for planning purposes we forecast the commencement and completion of clinical trials, the actual timing of these events can vary dramatically due to factors such as scheduling delays or conflicts with the schedules of participating clinicians and clinical institutions and the rate of patient accruals. Certain of our clinical trials for our most advanced product candidate, HspE7, involve delaying or preventing the recurrence of disease. As a result, these clinical trials are likely to take longer to complete than clinical trials involving other types of therapeutics. Our clinical trials may not proceed on the schedules management predicts.

    We have limited experience in conducting clinical trials. We rely on corporate collaborators, academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. These trials may not progress as we expect and may not be conducted successfully. Failure to commence or complete, or delays in, any planned clinical trials could reduce investors' confidence in our ability to develop products which would likely cause our stock price to decrease.

We Must Obtain Additional Financing To Execute Our Business Plan

    Currently, revenues from the production and sale of bioreagents are not adequate to support our therapeutic product development programs. As a result, we will require substantial additional funds to conduct planned clinical trials, pursue further research and development, obtain regulatory approvals, establish pilot-scale manufacturing capabilities, market our products, file, prosecute, defend and enforce our intellectual property rights and establish collaborative development and marketing arrangements. We will seek to obtain those additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and/or from other sources. Any collaborative arrangements will likely require us to relinquish some or all of our rights to our technology or products.

    Although we expect to seek additional funding when there are market opportunities, future funding may not be available on favorable terms or at all. If additional funding is not obtained, the Company, to the extent necessary, will consider reducing, deferring or cancelling planned initiatives or overhead expenditures. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.

Our Success Depends On Our Ability To Protect Our Proprietary Rights And Operate Without Infringing The Proprietary Rights Of Others

    Our success will depend, in part, on our ability to obtain patents, maintain licenses and trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. We have filed and are actively pursuing applications for United States and non-United States patents. The patent positions of pharmaceutical and biotechnology firms, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the United States federal courts. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. The laws of certain non-United States countries may not protect our intellectual property rights to the same extent as the laws of the United States. Thus, we cannot assure you that any of our patent applications will result in the issuance of patents, that we will develop additional proprietary products that are patentable, that any patents issued to us will provide us with any competitive advantages or that such patents will not be challenged by any third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents. Furthermore, others may independently develop similar products that duplicate one or more of our products and, if patents are issued to us, others may design around the patented products we develop.

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

Our Success Depends On Collaborative Partners, Licensees And Other Third Parties Over Whom We Have Limited Control

    Our business strategy involves entering into arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing,

manufacturing, marketing and commercialization of our products. In addition, the nature of clinical trials requires us to rely on outside parties to conduct clinical testing. While we have several research collaborations, we currently do not have any corporate partners or licensees involved in the development and eventual commercialization of our product candidates. We may not be able to establish collaborations on favorable terms, if at all, and our current or future collaborations may not be successful.

    There are a number of risks associated with our dependence on collaborative agreements with third parties. Should any collaborative partner fail to develop or manufacture in adequate quantities a substance we need in order to conduct clinical trials, fail to adequately perform clinical trials or fail to develop, manufacture or commercialize an end product to which it has rights, or a partner's product to which we have the rights, our business may be adversely affected. Failure of a collaborative partner to continue to participate in any particular program could delay or halt the development or commercialization of products generated from that program. In addition, we cannot assure you that our collaborative partners or others will not pursue other technologies or develop alternative products that could compete with our future products.

    We currently hold licenses from third parties for certain technologies. We cannot assure you that these licenses will not terminate or that they will be renewed. In addition, we cannot assure you that these licenses will remain in good standing. In the event of a breach of the terms of any license, the licensor may attempt to terminate the license.

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

    Our sales experience is limited to the sale of our bioreagents. To directly market and distribute any pharmaceutical products we may develop, we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a more experienced pharmaceutical company or other entity. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into arrangements with third parties on terms that are acceptable to us. To the extent that we enter into co-promotion or other licensing arrangements with respect to any products that we may develop, our product revenues will be lower than if we directly marketed and sold our products, and any revenues that we receive will depend on the efforts of third parties, which efforts may not be successful.

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

    While we have manufacturing experience in bioreagents, this experience is not directly applicable to the manufacture of therapeutic products. We have not yet introduced any therapeutic products and have no manufacturing experience for therapeutic products. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. We do not currently have facilities for the production of our products under development and will initially obtain the small amount of products we require for clinical trials from contract manufacturing companies. In order to manufacture our products in commercial quantities, we will need to develop our own manufacturing facilities or contract with third parties to manufacture our products, as is currently the case for HspE7. We may not be able to reach satisfactory arrangements with any third party manufacturers in the future. Currently, Covance is the sole active ingredient supplier of our HspE7 product candidate. If for any reason Covance delays the supply of HspE7, we may have to delay clinical trials. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers, we may not be able to conduct clinical trials as planned.

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

Our Product Candidates Subject Us To The Risk Of Product Liability Claims For Which We May Not Be Able To Obtain Adequate Insurance Coverage

    Since we conduct clinical trials on humans, we face the risk that use of our product candidates could result in harm to the test subjects. We have only limited amounts of product liability insurance for our clinical trials. We may not correctly anticipate or be able to maintain on acceptable terms the level of insurance coverage that would adequately cover potential liabilities from proposed clinical trials. This type of insurance is expensive, difficult to obtain and may not be available in the future. If we cannot obtain sufficient insurance coverage or other protection against potential product liability claims, we may not be able to commercialize potential products. If any liabilities from a claim exceed the limit of our insurance coverage, we may not have the resources to pay them.

Our Share Price Has Been And Is Likely To Continue To Be Highly Volatile

    As is typical for biotechnology companies without a product on the market, our share price has been highly volatile in the past and is likely to continue to be volatile. Factors such as the announcement of technological innovations, publications, the announcement of results of clinical tests by us or our competitors, the development of new commercial products, the granting of patents or exclusive licenses, changes in regulations, the release of financial results, public concerns over risks relating to biotechnology, future sales of shares by us or our shareholders and many other elements could materially affect the price of our shares.

PART II—OTHER INFORMATION

    Items 1 through 3 and 5: Not Applicable

Item 4

(a)
The Annual Shareholders' Meeting was held on May 22, 2001.

(b)
PROPOSAL I. The Board of Directors was re-elected in its entirety by the following votes:

Daniel L. Korpolinski, by 19,031,165 votes with 33,426 votes withheld

William A. Cochrane, M.D., by 19,047,158 affirmative votes, with 17,433 votes withheld

Darrell Elliott, by 19,044,158 votes, with 20,433 votes withheld

Kenneth Galbraith, by 19,054,158 votes, with 10,433 votes withheld

Yad Garcha, by 19,054,158 votes, with 10,433 votes withheld

Richard M. Glickman, by 19,047,158 votes, with 17,433 votes withheld

Steven C. Mendell, by 19,046,158 votes, with 18,433 votes withheld

Jay M. Short, Ph.D., by 19,059,158 votes, with 5,433 votes withheld

Richard A. Young, Ph.D., by 19,060,158 votes, with 4,433 votes withheld

(c)
In addition to PROPOSAL I described in paragraph (b) above, the following matters were voted upon at the meeting:

    PROPOSAL II: Deloitte & Touche LLP, Chartered Accountants, Vancouver, British Columbia, was reappointed as the auditors of the Company to hold office until the close of the next annual general meeting of the Company or until a successor is appointed, by 19,059,611 affirmative votes, with 4,750 votes withheld and 30 votes abstaining.

    PROPOSAL III: the adoption of the 2001 Equity Incentive Plan was approved by 13,012,151 affirmative votes, with 4,817,265 negative votes and 30 votes abstaining.

    PROPOSAL IV: the continuation of the Company under the Business Corporations Act of the Yukon Territory and the articles of continuance were approved, by 16,665,642 affirmative votes, with 1,584,107 negative votes and 230 votes abstaining.

Item 6

    Exhibits

Exhibit No.	Description
3.9	Articles of Continuance of the Company
3.10	Bylaws for the Company after the Yukon Continuance
4.4	Form of Stock Certificate after the Yukon Continuance

    Reports on 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRESSGEN BIOTECHNOLOGIES CORPORATION
Date: August 2, 2001	/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

QuickLinks

INDEX
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (Unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, except where noted)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
IMPACT OF INFLATION
CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE
PART II—OTHER INFORMATION
  Item 4
  Item 6
SIGNATURES