Form 10-Q
period 2001-09-30
STRESSGEN BIOTECHNOLOGIES CORP
filed 2001-10-30
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada (State of incorporation)	N/A (IRS Employer Identification No.)
4445 Eastgate Mall, Suite 200 San Diego, CA (Address of principal executive offices)	92121 (zip code)

(858) 812-5616
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 22, 2001, the registrant had 50,858,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	September 30, 2001	December 31, 2000
Assets
Current assets:
Cash	$1,407	$513
Short-term investments	46,021	70,054
Accounts receivable	694	647
Inventories	751	733
Other current assets	478	377

Total current assets	49,351	72,324
Capital assets	2,825	2,001

	$52,176	$74,325

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,151	$7,427
Current portion of capital lease obligations	578	431

Total current liabilities	7,729	7,858
Capital lease obligations, net of current portion	657	1,036

	8,386	8,894

Stockholders' equity:
Common shares and other equity—no par value; unlimited shares authorized, 50,854,273 and 49,892,271 shares issued and outstanding, respectively	137,729	134,739
Accumulated deficit	(93,939)	(69,308)

Total stockholders' equity	43,790	65,431

	$52,176	$74,325

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenue:
Bioreagent sales	$1,190	$1,138	$3,769	$2,905

Operating expenses:
Research and development	7,852	4,595	25,174	13,376
Selling, general and administrative	1,569	992	5,299	4,255
Cost of bioreagent sales	460	159	1,009	447
Amortization	168	72	425	374

	10,049	5,818	31,907	18,452

Operating loss	(8,859)	(4,680)	(28,138)	(15,547)

Other income (expenses):
Interest and other income, net	1,591	547	3,589	1,320
Interest expense	(26)	(33)	(82)	(101)

	1,565	514	3,507	1,219

Net loss	(7,294)	(4,166)	(24,631)	(14,328)
Accumulated deficit, beginning of period	(86,645)	(54,063)	(69,308)	(43,901)

Accumulated deficit, end of period	$(93,939)	$(58,229)	$(93,939)	$(58,229)

Basic and diluted loss per common share	$(0.14)	$(0.10)	$(0.49)	$(0.38)

Common shares used to compute basic and diluted loss per common share (in thousands)	50,634	42,687	50,257	38,105

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Cash flows from operating activities:
Net loss	$(7,294)	$(4,166)	$(24,631)	$(14,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	168	72	425	374
Unrealized foreign exchange loss (gain)	(1,214)	(8)	(1,632)	(199)
Changes in operating assets and liabilities:
Accounts receivable	21	(97)	(47)	(95)
Inventories	30	(51)	(18)	(237)
Other current assets	18	(235)	(101)	(307)
Accounts payable and accrued liabilities	1,223	(157)	(276)	(285)

Net cash used in operating activities	(7,048)	(4,642)	(26,280)	(15,077)

Cash flows from investing activities:
Purchase of short-term investments	(43,839)	(6,712)	(78,863)	(44,397)
Sales and maturities of short-term investments	49,833	11,327	104,462	28,289
Acquisition of capital assets	(184)	(60)	(1,249)	(278)

Net cash provided by (used in) investing activities	5,810	4,555	24,350	(16,386)

Cash flows from financing activities:
Proceeds on issue of common shares	2,275	568	2,990	7,752
Proceeds on issue of special warrants	—	—	—	23,112
Proceeds from borrowings	—	—	102	—
Repayment of borrowings	(119)	(100)	(334)	(295)

Net cash provided by financing activities	2,156	468	2,758	30,569

Effect of exchange rate changes on cash	(43)	4	66	11

Increase (decrease) in cash	875	385	894	(883)
Cash, beginning of period	532	441	513	1,709

Cash, end of period	$1,407	$826	$1,407	$826

Supplemental disclosures of cash flows:
Interest paid	$55	$33	$82	$101

Supplemental disclosures of financing transactions:
Common shares issued on conversion of special warrants	$—	$—	$—	$23,122

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars)

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

    Stressgen Biotechnologies Corporation ("Stressgen" or the "Company") is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. In addition to targeting HspE7 in HPV-related diseases, the Company has a program to evaluate stress protein fusions in hepatitis B and has also initiated research studies to evaluate its Hsp technology in the treatment of several other indications. Further, Stressgen is an internationally recognized supplier of research products used by scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

Basis of presentation

    The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.

    In order to achieve financial reporting comparability to peer companies within the biotechnology and pharmaceutical industries, the Company performed a review of the classification of its operating costs. As a result of this review, certain costs have been reclassified from selling, general and administrative expenses for the six months ended June 30, 2001 to research and development and cost of bioreagent sales of $616,000 and $205,000, respectively. Prior period balances have been reclassified to conform to the current periods' presentation.

Financial Statements and Estimates

    The information at September 30, 2001 and the three month and nine month periods ended September 30, 2001 and 2000 has been prepared by the Company and has not been audited. Such financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles ("Canadian GAAP"), and conform in all material respects with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except as discussed in Note 4. Certain prior periods balances have been reclassified to conform to the current periods presentation. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2000 Annual Report on Form 10-K/A. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

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

2.  BALANCE SHEET DETAILS

Inventories

    Inventories consist of the following components:

(In thousands)	September 30, 2001	December 31, 2000
Raw materials and work in progress	$476	$359
Finished goods	275	374

	$751	$733

Stockholders' Equity

    In 1998, the Company issued 4,000,000 Class B Warrants entitling the holder to acquire one additional common share on or before September 11, 2003. The exercise price is $3.30 for each Class B Warrant (or U.S.$2.27). At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise. There were 3,256,202 Class B Warrants outstanding at September 30, 2001.

    In 2000, the Company completed an offering of 7,449,000 Special Warrants at a price of $3.40 per Warrant for gross proceeds of $25,327,000. In connection with the offering, the Company issued 744,900 underwriters' special warrants, exercisable at $3.68 per warrant into 744,900 common shares on or before August 2, 2001. During the three-month period ended September 30, 2001, all remaining 577,298 underwriter's special warrants were exercised for gross proceeds of $2,124,500.

    Stockholders' equity includes $1,400,000 of contributed surplus resulting from the cancellation of certain warrants and redemption of certain Preference shares for nominal consideration.

    On May 22, 2001, at the Annual General Meeting of the Company, the stockholders resolved to continue the Company under the laws of the Yukon Territory, and as a result the authorized common share capital of the Company became unlimited common shares instead of 100,000,000 common shares. Further, the stockholders approved adoption of the 2001 Equity Incentive Plan reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options.

    At October 22, 2001, there were 50,858,000 common shares issued and outstanding. At September 30, 2001, there were 4,140,449 total options issued and outstanding at exercise prices ranging from $1.22 to $8.00 per share with remaining weighted average contractual lives of 1.0 year to 8.9 years.

3.  SEGMENT INFORMATION

    The Company manages its operations in two reportable segments, Biotechnology and Bioreagents. Revenues are allocated to the countries based on customer locations.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2001	2000	2001	2000
Biotechnology
Expenses:
Research and development	$7,512	$4,460	$24,558	$12,910
Selling, general and administrative	1,258	726	4,392	3,427

Segment loss	$8,770	$5,186	$28,950	$16,337

Bioreagents
Sales:
U.S.	$781	$704	$2,428	$1,844
Canada	51	55	188	134
Other	358	379	1,153	927

	1,190	1,138	3,769	2,905

Expenses:
Research and development	340	135	616	466
Selling, general and administrative	311	266	907	828
Cost of bioreagent sales	460	159	1,009	447

	1,111	560	2,532	1,741

Segment income	$79	$578	$1,237	$1,164

Totals
Revenue	$1,190	$1,138	$3,769	$2,905

Expenses:
Research and development	7,852	4,595	25,174	13,376
Selling, general and administrative	1,569	992	5,299	4,255
Cost of bioreagent sales	460	159	1,009	447

	9,881	5,746	31,482	18,078

Loss excluding amortization, interest and other income	$(8,691)	$(4,608)	$(27,713)	$(15,173)

    The Company does not allocate amortization, interest and other income, and interest expense, nor does it allocate capital assets, to each segment.

4.  THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

    These financial statements have been prepared in accordance with Canadian GAAP which conform, except as set out below, in all material respects with U.S. GAAP.

    Effect on the consolidated financial statements:

Balance Sheet

(In thousands)	September 30, 2001	December 31, 2000
Current assets under Canadian GAAP	$49,351	$72,324
Adjustment to carrying value of short-term investments classified as available-for-sale securities(a)	90	143

Current assets under U.S. GAAP	$49,441	$72,467

Stockholders' equity under Canadian GAAP	$43,790	$65,431
Unrealized holding gains on available-for-sale securities(a)	90	143

Stockholders' equity under U.S. GAAP	$43,880	$65,574

Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2001	2000	2001	2000
Net loss under Canadian GAAP	$(7,294)	$(4,166)	$(24,631)	$(14,328)
Reversal of unrealized foreign exchange gain on available-for-sale securities(a)	(1,257)	(4)	(1,566)	(188)
Reversal of write-down of short term Investments	—	36	15	36
Stock-based compensation expense on escrow shares(b)	—	—	—	(9,093)
Stock-based compensation expense on stock options(c)	(66)	(822)	(163)	(822)

Net loss under U.S. GAAP	$(8,617)	$(4,956)	$(26,345)	$(24,395)

Basic loss per common share under Canadian GAAP	$(0.14)	$(0.10)	$(0.49)	$(0.38)

Basic loss per common share under U.S. GAAP	$(0.17)	$(0.12)	$(0.52)	$(0.64)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	50,634	42,687	50,257	38,105

Statement of Cash Flows

    For all periods presented, there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

    As disclosed in Note 12 to the financial statements in the Company's December 31, 2000 Annual Report on Form 10-K/A, differences exist for the Company between Canadian and U.S. GAAP.

    The following outlines the differences that affect the Company for the nine month periods ended September 30, 2001 and 2000.

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

    SFAS No. 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2001	2000	2001	2000
Net loss under U.S. GAAP	$(8,617)	$(4,956)	$(26,345)	$(24,395)
Other comprehensive income
Adjustment to unrealized foreign exchange and market (losses) gains on available-for-sale investments	1,347	(33)	1,513	151

Comprehensive net loss under U.S. GAAP	$(7,270)	$(4,989)	$(24,832)	$(24,244)

Comprehensive loss per share under U.S. GAAP	$(0.14)	$(0.12)	$(0.50)	$(0.64)

(b)
In accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25 for recording the value of contingently issuable (escrow) shares, the Company has recorded compensation expense on the release of these shares based upon the excess of the market value over cost of the common shares on the dates that release was assured over their paid-up amount. At September 30, 2001, there were no common shares held in escrow.

(c)
The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB 25. The adoption of FIN No. 44 by the Company has resulted in compensation expense of $66,000 and $163,000 during the three and nine month periods, respectively, ended September 30, 2001 and resulted in a compensation expense of $822,000 in each of the comparative periods in 2000.

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

    The following information should be read in conjunction with our September 30, 2001 consolidated financial statements and related notes therein, which include adjustments necessary for their fair presentation in accordance with Canadian generally accepted accounting principles or Canadian GAAP. For the Company, these principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP. The differences, as they affect our consolidated financial statements, are described in Note 4 to our September 30, 2001 consolidated financial statements. All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

    Our activities are focused primarily on the research and development of a unique class of proteins, called stress proteins, to regulate the body's own immune response to combat infectious diseases. We believe that the use of stress proteins, genetically combined with various antigens derived from disease-causing organisms, will likely yield novel therapeutic products.

    We are evaluating the potential of HspE7, our first product candidate, as a broad-based therapeutic for diseases caused by the human papillomavirus, or HPV. We currently have a number of clinical trials ongoing, including one phase III trial and several phase II trials to treat various indications including genital warts, anal dysplasia, cervical dysplasia and cervical cancer. Further, we will soon initiate a clinical trial to evaluate HspE7 for the treatment of another serious HPV-related disease, recurrent respiratory papillomatosis, or RRP, for which the U.S. Food and Drug Administration recently granted us orphan drug status. We also have a program to evaluate stress protein fusions in hepatitis B, and have initiated research studies to evaluate our Hsp technology in several other indications. Through our bioreagent business, we also supply research products to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

    We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities. At September 30, 2001, our accumulated deficit was $93,939,000. We have been dependent principally upon equity financings to fund our business activities.

Results of Operations

    For the three and nine months ended September 30, 2001, our net loss increased by approximately 75% and 72%, respectively, to $7,294,000 and $24,631,000, respectively, due principally to increased investment in our clinical validation and product development program for our broad-spectrum lead therapeutic candidate, HspE7.

    In order to achieve financial reporting comparability to peer companies within the biotechnology and pharmaceutical industries, we recently performed a review of the classification of our operating costs. As a result of this review, certain costs have been reclassified from selling, general and administrative expenses for the six months ended June 30, 2001 to research and development and cost of bioreagent sales of $616,000 and $205,000, respectively. Prior period balances have been reclassified to conform to the current periods' presentation.

Bioreagent sales

    Bioreagent sales for the three and nine month periods ended September 30, 2001, increased by approximately 5% and 30% to $1,190,000 and $3,769,000, respectively, compared to the same periods in the prior year. This increase was attributed to growing demand for our stress protein bioreagents, complementary new product introductions, and increased prices.

Research and development

    Research and development, or R&D, spending increased by approximately 71% and 88% to $7,852,000 and $25,174,000 for the three and nine month periods ended September 30, 2001 over the same periods in the prior year, due principally to increased clinical trial activities and manufacturing scale-up costs associated with our leading product candidate, HspE7.

Selling, general and administrative expenses

    Selling, general and administrative, or SG&A, expenses represented approximately 16% and 17% of total operating expenses during the three and nine month periods ended September 30, 2001, compared with 17% and 23% over the same periods in the prior year. SG&A spending increased by approximately 58% and 25% to $1,569,000 and $5,299,000 for the three and nine month periods ended September 30, 2001 over the same periods in the prior year, due principally to enhanced business development activities, costs associated with our expanded North American operations, and the addition of key executive personnel.

Cost of bioreagent sales

    Based on management's ongoing review of product demand and inventory balances on-hand, a provision of $214,000 for phased out and discontinued product was recorded in the current quarter.

    The aggregate cost of bioreagent sales as a percentage of bioreagent sales, excluding the provision, was approximately 21% for both the three and nine month periods ended September 30, 2001 resulting in gross margins of 79%, respectively, compared with 86% and 85% in 2000. The decrease in the gross margin percentage for the nine month period ended September 30, 2001 compared to the same period in the prior year principally reflects the impact of current year inventory write-offs.

Amortization

    Amortization expense increased by 33% and 14% to $168,000 and $425,000 for the three and nine month periods ended September 30, 2001 from the same periods in the prior year due principally to the expansion of our Victoria research facility and acquisition of laboratory equipment to support our advanced HspE7 development activities.

Interest and other income

    Interest and other income increased by 191% and 172% to $1,591,000 and $3,589,000 for the three and nine month period ended September 30, 2001 from the same periods in the prior year. The increased income is due principally to $1,119,000 and $1,390,000, respectively, of unrealized gains from foreign currency exchange on U.S. investments. Further, the Company's 2001 interest income has increased due to higher average investment portfolio balance resulting from the public issuance of stock and exercise of warrants in 2000.

Basic and diluted loss per share

    The impact of the 75% and 72% increase in net loss to $7,294,000 and $24,631,000 in the three and nine month periods ended September 30, 2001 compared with the same periods in the prior year was diluted by increases in the weighted average number of common shares outstanding in each year. The basic and diluted loss per share of was $0.14 and $0.49 for the three and nine month periods ended September 30, 2001 compared with $0.10 and $0.38 for the same periods in the prior year.

Differences between Canadian and U.S. generally accepted accounting principles

    Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP. Certain adjustments would be required if these statements were to be prepared in all material respects, in accordance with U.S. GAAP.

    Conformed to U.S. GAAP, our net loss would increase by $1,323,000 and $1,714,000 for the three and nine month periods ended September 30, 2001, respectively, and would increase by $790,000 and $10,067,000 for the corresponding periods in 2000, respectively. The principal differences under U.S. versus Canadian GAAP for the three and nine month periods were due to unrealized foreign currency exchange gain of $1,257,000 and $1,566,000 on U.S. investments in 2001, and the final release of escrow shares resulting in stock based compensation expense of $9,093,000 in 2000.

    Net loss under U.S. GAAP would have been $8,617,000 and $26,345,000 for the three and nine month periods ended September 30, 2001, and $4,956,000 and $24,395,000 in the corresponding periods in 2000, respectively. In addition, at September 30, 2001 our current assets under U.S. GAAP would have been $49,441,000 and our stockholders' equity under U.S. GAAP would have been $43,880,000 whereas at December 31, 2000 under U.S. GAAP our current assets would have been $72,467,000 and our stockholders' equity would have been $65,574,000.

Liquidity and Capital Resources

    At September 30, 2001, we had cash and short-term investments of $47,428,000, a decrease of $23,139,000 from December 31, 2000. During the nine months ended September 30, 2001, we used cash primarily to finance our clinical development and commercial manufacturing scale-up activities associated with our lead product candidate, HspE7. At September 30, 2001, approximately 69% of cash and short-term investments were held in U.S. dollars.

    During the nine months ended September 30, 2001 capital expenditures, associated principally with the laboratory expansion in our Victoria, B.C. research facility, rose 349% to $1,249,000 compared with $278,000 during the same period in 2000, of which $102,000 and $nil, respectively, have been financed through capital lease obligations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk is principally confined to its cash and short-term investments. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's portfolio, of which approximately 68% are invested in the U.S., are not leveraged, are classified as available-for-sale and are therefore subject to foreign exchange and interest rate risk. The Company currently does not hedge foreign exchange or interest rate exposure. A hypothetical 1% change in foreign currency exchange and interest rates during the quarter ended September 30, 2001 would have resulted in approximately a $277,000 and $23,000, respectively, change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from December 31, 2000.

IMPACT OF INFLATION

    The impact of inflation on the operations of the Company for the quarters ended September 30, 2001, and 2000 was not material.

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

We Have A History Of Operating Losses And We May Never Become Profitable

    To date, we have not recorded any revenues from the sale of therapeutic products. Since inception we have accumulated net losses of over $93,939,000; we expect such losses to increase as we continue our research and development and clinical trials. We expect to continue to incur substantial operating losses for at least the next several years. To become profitable, we, either alone or with one or more partners, must develop, manufacture and successfully market product candidates.

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

We Will Incur Substantial Costs To Develop Manufacturing Capabilities and Facilities or Seek Contracts for Manufacturing With Third Parties Over Whom We Will Have Limited Control

    While we have manufacturing experience in bioreagents, this experience is not directly applicable to the manufacture of therapeutic products. We have not yet introduced any therapeutic products and have no manufacturing experience for therapeutic products. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. We do not currently have facilities for the production of our products under development and will initially obtain the small amount of products we require for clinical trials from contract manufacturing companies. In order to manufacture our products in commercial quantities, we will need to develop our own manufacturing facilities or contract with third parties to manufacture our products, as is currently the case for HspE7. We may not be able to reach satisfactory arrangements with any third party manufacturers in the future. Currently, we have one active ingredient supplier of our HspE7 product candidate. If for any reason delays by that manufacturer restrict the supply of HspE7, we may have to delay clinical trials. Alternate manufacturers may not be available for reasons including the possibility that the government will request manufacturers to dedicate their excess manufacturing capacity to specific vaccines and antibiotics in response to the bioterrorism that began Fall 2001. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers, we may not be able to conduct clinical trials as planned.

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

Items 1 through 5: Not Applicable

Item 6

Reports on 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation
Date: October 30, 2001	/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

QuickLinks

Stressgen Biotechnologies Corporation and Subsidiaries
INDEX
CONSOLIDATED BALANCE SHEET (Unaudited)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (Unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
  PART II—OTHER INFORMATION
  SIGNATURES