Form 10-K405
period 2001-12-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2002-03-19
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Yukon Territory, Canada (State of incorporation)	N/A (IRS Employer Identification No.)
c/o Stressgen Biotechnologies, Inc. 10241 Wateridge Circle, Suite C-200 San Diego, California	92121 (Zip Code)
(Address of Principal Executive Offices)

Registrant's Telephone Number, including area code: (858) 202-4900

Securities Registered pursuant to Section 12(b) of the Act:
 None

Securities Registered pursuant to Section 12(g) of the Act:
 None
(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        As of March 1, 2002, the aggregate market value of the common shares held by non-affiliates of the Registrant (based on the last reported sales price of the common shares of Cdn. $4.70, as reported on The Toronto Stock Exchange) was approximately U.S. $168,801,000 (approximately Cdn. $270,917,000). As of March 1, 2002, the Registrant had approximately 57,642,000 outstanding common shares.

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

Item 1. BUSINESS

Overview

        We are a biopharmaceutical company focused on the commercialization, development and research of proprietary immunotherapeutics to treat human diseases. Our on-going programs use a unique class of proteins, known as stress proteins or heat shock proteins so abbreviated as Hsp, fused to viral antigens. The resulting Hsp fusion proteins stimulate the body's immune system to combat specific viral diseases. Most of our resources are devoted to developing our lead product candidate to treat conditions caused by the human papillomavirus (HPV). This product, HspE7, which is a fusion between an Hsp and an HPV antigen called E7, is being evaluated in clinical trials. In preclinical programs we are evaluating Hsp fusions to treat chronic hepatitis B virus infection, herpes simplex virus and HIV. The type of immune responses induced by Hsp fusions, as demonstrated in preclinical research, indicates that the Hsp fusion platform technology may apply to the immunotherapy of other diseases, including cancer and bacterial, fungal and parasitic infections. Nonetheless, due to the strength of the data from the HspE7 program, we are concentrating our current efforts on the treatment of viral diseases.

        We are evaluating our novel immunotherapeutic, HspE7, in clinical trials for the treatment of conditions caused by HPV. HPV causes many conditions, such as genital warts, recurrent respiratory papillomatosis (RRP), cervical intraepithelial neoplasia (CIN), cervical cancer and anal intraepithelial neoplasia (AIN). If it is approved, HspE7 could be useful in the treatment of a large number of patients and a broad spectrum of HPV diseases. There are approximately 5.5 million new genital HPV infections each year, and more than 20 million people in the United States are currently infected with the virus, according to a National Institute of Allergy and Infectious Diseases (NIAID) Fact Sheet dated March 2001. An analysis of healthcare costs associated with sexually transmitted diseases showed that the costs of HPV-related diseases ranked second only to the costs of the Human Immunodeficiency Virus, according to the U.S. Department of Health and Human Services Centers for Disease Control and Prevention.

        We have a profitable bioreagent business, which supplies stress proteins and other bioreagents globally for use in academic, medical and commercial research. The production and sale of bioreagents enhances the Company's business strategy by building a market presence in stress proteins and strengthening strategic relationships with other companies, academic institutions and stress response researchers.

Business Strategy

        Our business objective is to be a leader in the development and commercialization of novel immunotherapeutics for the treatment of virally-induced human disease. Our business strategy includes the following elements:

  •
  Commercialize HspE7. We intend to commercialize our lead product, HspE7, either by establishing appropriate partnerships with pharmaceutical and/or biotechnology companies or independently.

  •
  Apply Platform Technology to Additional Disease Targets. We intend to generate new product candidates through our platform technology, and take the most promising existing and new candidates through the drug development process. We will balance the advantages of corporate partnering with our objectives of retaining a significant proprietary and financial interest in our products so that we partner specific products while retaining rights to the underlying technology.

  •
  In-License Synergistic Products. We will strengthen our pipeline by seeking in-licensing opportunities for drug candidates that complement the product line developed with our platform technology.

  •
  Use Our Core Competencies to Develop New Product Opportunities. By producing and selling compounds used in biotechnology research, also known as bioreagents, we will generate revenue, build our market presence in stress proteins and establish strategic relationships with companies, academic institutions and stress response researchers for product discovery, development, acquisition, distribution and marketing.

Scientific Overview

        Our technology uses Hsp covalently fused to antigens to activate the immune system.

The Immune System

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

        Scientists currently describe the human immune system as using two complementary mechanisms to respond to pathogens, labeled innate and adaptive immunity. Innate immunity, which is a "front-line" defense, includes dendritic cells, macrophages, natural killer (NK) cells and gamma delta T cells. These cells typically recognize structural components, including antigens, common to disease-causing organisms and generate a prompt, but relatively non-specific response. Adaptive or acquired immunity, which can be triggered by an innate immune response or operate independently, involves B cells and T cells. Adaptive immunity generates a "tailor made" or antigen-specific response.

        B cells make antibodies that prevent infection by attaching to invading pathogens and aiding in their disposal before they can infect cells. T cell responses are useful not only for helping antibody production, but also for eradicating existing infected or diseased cells. These two types of immune defenses are called humoral (B cell) and cellular (T cell) immunity. While both types of immune defenses may co-operate to defend against infection, scientists believe that once infection has been established, cellular immunity is required to eradicate such diseased cells.

        Induction of a cellular immune response begins with the processing and presentation of antigens by specialized immune system cells called antigen presenting cells, such as dendritic cells. Once inside dendritic cells, protein antigens are broken down into small fragments, called peptides. These peptides are then presented on the dendritic cell surface. T cells continually scan the surface of dendritic cells for these peptides. When T cells recognize displayed peptides as being foreign, they replicate rapidly and then search for and kill other diseased cells displaying those same peptides on their surface.

        Peptides are presented to T cells through two distinct pathways designated as the class I and class II pathways. Presentation of such peptides by the class I and class II pathways activate different T cell subsets referred to as CD8+ T cells and CD4+ T cells. CD4+ T cells, which are also known as T helper (Th) cells, are further subdivided into Th1 and Th2 cells. Activated Th1 and Th2 cells release molecules known as cytokines, which trigger other immune cells to produce either a predominantly cellular (Th1) or antibody-mediated (Th2) immune response. Immune responses mediated by the cellular side of the immune system are characterized by the induction of CD8+ T cells called cytotoxic T lymphocytes (CTLs) or killer T-cells. Killer T cells are capable of directly killing pathogen-infected cells and cancerous cells.

Stress or Heat Shock Proteins

        Hsp are present in cells of all organisms from bacteria to mammals. Their structure and function are similar across these diverse life forms. Hsp play a major role in the generation of immune responses and appear to activate both innate and adaptive immunity. Some scientists refer to Hsps as molecular chaperones due to their role in transporting peptides within intracellular compartments. Hsp appear to activate both innate and adaptive immunity by interacting with newly identified Hsp receptors on antigen presenting cells such as dendritic cells. Interaction of Hsp with such receptors may have at least two important consequences: cytokine secretion by the dendritic cell that promotes cellular immunity and internalization of the Hsp and bound polypeptides by the dendritic cell into the class I pathway of antigen presentation.

Scientific Foundation of Stressgen Technology

        Dendritic cells express receptors that specifically recognize Hsp. As a result, they should efficiently capture and process our Hsp fusions, which are Hsp covalently linked to antigens. Hsp fusions appear to induce cellular immune responses, such as CTL, to antigens present in fusions, such as viral proteins and certain antigens expressed by cancer cells. By providing a novel approach for inducing antigen-specific CTL responses, Hsp fusions may form the basis for a new class of therapeutic products. These immunotherapeutics would stimulate the body's own immune system to attack a pathogen, as does a vaccine. Unlike existing preventative vaccines, Hsp fusions would trigger the immune system to respond to infected cells and cancers already present in the body. Since preclinical research has shown that Hsp fusions induce CD8+ CTL responses in CD4+-deficient animals, even immunosuppressed individuals such as HIV+ patients and transplant recipients, may be effectively treated by this platform technology.

        Potentially, Hsp fusions can be created with any number of disease-specific protein antigens. Our most developed product, HspE7, is a recombinant fusion protein composed of the HPV protein E7 and a bacterial Hsp. In cells infected by HPV types that are associated with a "high risk" for cancer (such as HPV type 16), the E7 protein is involved in the malignant transformation of epithelial cells. In all types of HPV infection, whether "low risk," including warts or "high risk," including precancer and cancer, the E7 protein theoretically provides a precise target by which the immune system can recognize and attack HPV-infected cells. Therefore, induction of E7-specific cellular immunity by Hsp fusions offers a new approach to the immunotherapy of HPV-associated diseases.

        In pre-clinical studies conducted using an animal model, administration of HspE7 has been shown to prevent the growth of, and cause the destruction of, tumors that express the HPV E7 protein. Only the fusion protein induces significant tumor regression and long-term survival in these studies. Neither the E7 antigen nor the Hsp alone, nor a mixture of the two, is effective. The requirement for a covalent attachment between the Hsp and the E7 protein may be explained by the presence of Hsp receptors on dendritic cells. By virtue of its covalent attachment to the Hsp, the E7 protein is targeted to the dendritic cell, internalized and presented as E7 peptides by the class I pathway to activate killer T cells. These E7-specific killer T cells may then be able to survey for and destroy E7 containing cancer cells.

        Clinical observations made in phase II trials for AIN and genital warts have indicated that treatment with HspE7 leads to disease improvement or clearance that is not restricted to lesions containing a specific type of HPV. This originally surprising finding demonstrates the potential for HspE7 to treat diseases caused by multiple HPV types. Although the E7 protein present in HspE7 was derived from HPV type 16, which is known to be associated with about half of all cervical cancer and a large proportion of anogenital dysplasias, which are precancerous lesions, our clinical data strongly suggests that HspE7 can induce cross-reactive T cell responses in genital warts, which primarily are caused by HPV types 6 and 11.

Indications Caused by Human Papillomavirus

        Many common diseases are caused by one of over 100 different types of HPV that researchers have detected and assigned letter-number designations. About one-third of these HPV types is spread through sexual contact and infects only genital epithelial tissue. Low-risk types of HPV typically cause internal and external genital warts, the most recognizable sign of genital HPV infection. Other, high-risk, types of HPV cause cervical and anal dysplasia, which are premalignant conditions graded as low-grade or high-grade dysplasia, and cervical and anal cancer. Because HPV infection is latent in some cases, meaning that there are no visible symptoms, some infected individuals are not aware that they have a persistent viral infection, increasing their risk of developing complications and of transmitting the virus to others. Recent data suggests that condoms do not preclude the transmission of HPV.

Genital Warts

        Genital warts are spread by sexual contact and are very contagious. Approximately two-thirds of people who have sexual contact with a partner with genital warts will develop warts themselves, usually within three months of contact, according to the NIAID. Genital warts infect an estimated 1 million Americans each year, according to a July 1999 NIAID Fact Sheet. Although the lesions may spontaneously regress, recurrence is typical. The lesions also frequently reappear after treatment.

Recurrent Respiratory Papillomatosis

        Recurrent Respiratory Papillomatosis is caused by the same types of papillomavirus that cause genital warts. In fact, the term papillomas means warts. Over 2,000 new cases of pediatric RRP and over 3,500 new cases of adult RRP are diagnosed annually in the U.S., according to a study published in 1995 based upon a survey of members of the American Society of Pediatric Otolaryngology, members of the American Bronchoesophagological Association and certified U.S. otolaryngologists. The papillomas in RRP are found mainly on the vocal cords but they can spread into the trachea and lungs. Death can occur from complications of surgical treatments, airway obstruction, cancerous transformation, or the overwhelming spread of the disease. Patients die when the papillomas spread to the lungs. Currently the only treatment available for RRP is surgery. There are no approved drugs or immunotherapies. Pediatric patients tend to have about 5 surgeries per year and some children have hundreds of procedures.

Cervical Intraepithelial Neoplasia and Cervical Cancer

        Cervical Intraepithelial Neoplasia, also known as cervical dysplasia, is characterized by the presence in the cervix of abnormal cells that often precede cervical cancer. These abnormal cells can be detected through regular Pap smear screening. In the United States more than 1.2 million women are diagnosed with low-grade cervical dysplasia, according to National Cancer Institute estimates. Another 200,000 to 300,000 are diagnosed with high-grade cervical dysplasia in the U.S. each year, according to a December 1999 report of the Centers for Disease Control. Worldwide, the incidence is much larger. The current treatment for CIN, which involves local surgical techniques, is not always effective because it may not remove all dysplastic cells and does not treat the underlying viral infection. In addition, surgical treatments can result in complications such as reduced fertility.

        CIN often precedes cervical cancer, a global public health problem particularly in countries where routine Pap smears are not practiced. In the U.S. an estimated 13,000 new cases of invasive cervical cancer will be diagnosed in 2002, and about 4,100 women will die of the disease, according to the American Cancer Society. Globally there are approximately 500,000 new cases of cervical cancer identified each year, resulting in nearly 300,000 deaths. Cervical cancer is the second most important cancer in women after breast cancer, according to a World Health Organization February 1999 press release. Although death rates from cervical cancer have been decreasing, invasive cervical cancer remains associated with extreme morbidity.

Anal Intraepithelial Neoplasia

        Anal Intraepithelial Neoplasia is characterized by the presence of abnormal cells that may precede anal cancer. High grade AIN is principally caused by HPV. Perhaps partly because treatments for AIN, including surgical approaches, radiotherapy and chemotherapy, are ineffective, patients are not commonly screened for it. Data extrapolated from studies of homosexual and bisexual men and the anal cancer population suggests that there may be 500,000 new cases per year in the U.S.

Indications Targeted in Early Stage Development and Research Programs

        We are testing Hsp fusions for the indications described below to determine whether to advance the Hsp fusions into pre-clinical testing and clinical trials.

Hepatitis B

        Chronic hepatitis B is a disease of the liver caused by the Hepatitis B Virus. Infection with HBV is characterized by jaundice, fatigue, abdominal pain and other symptoms, with many patients developing liver cirrhosis and cancer. Although safe and effective vaccines exist, there are estimated to be 1,000,000 to 1,250,000 cases of chronic hepatitis B in the United States, according to the Centers for Disease Control and Prevention. In addition, there are between 140,000 and 320,000 new cases of hepatitis B in the U.S. each year, resulting in 4,000 to 5,000 deaths according to the American Social Health Association. Worldwide, about 1 million deaths are attributable to HBV infection and its complications annually, according to the ASHA. Due to the large infected population and small percentage of the public being vaccinated for the disease, the need for new and effective therapies for chronic hepatitis B virus infection remains great.

Herpes Simplex Virus

        Herpes Simplex Virus causes genital herpes. The prevalence of herpes simplex type-2 (HSV-2) has increased by 30% since the late 1970s and is now detectable in about one in five persons 12 years of age or older in the US, according to the NIAID. An estimated 45 million Americans are already infected with genital herpes, and there are an additional 500,000 to 1,000,000 new cases each year, the NIAID has written. Since HSV remains dormant in infected persons for their lifetime, genital herpes is a recurrent disease, consisting of alternating episodes of virus reactivation with virus shedding, followed by resolution of the outbreak and return to virus dormancy. Some episodes of reactivation are associated with skin blistering in the genital region, causing physical and psychological discomfort.

Because most episodes of the infection are asymptomatic, people having an outbreak may not be aware that they are transmitting herpes. As a result, HSV-2 is expected to continue to spread rapidly. Except in newborns, genital herpes is not life-threatening. Nonetheless, it is distressing and can contribute to the spread of other sexually transmitted diseases, including HIV.

HIV

        An estimated 800,000 to 900,000 people are infected with HIV in the U.S. alone, according to Centers for Disease Control and Prevention estimates. There are approximately 40,000 new U.S. cases each year, according to the National Institutes of Health. Although there has been substantial progress in the management of HIV in recent years, significant issues remain regarding viral resistance to current drug therapies and drug toxicity. As a result, researchers and physicians are actively seeking novel therapeutics to manage this disease.

HspE7 Development Program

        Our clinical development program for HspE7 has evolved over time to take advantage of the results from clinical trials and to ensure we are addressing the broadest potential markets. We originally focused on the potential of HspE7 to provide a non-surgical approach to reducing the risk of progression of CIN to cervical cancer. Because surgical treatments exist for CIN and cervical cancer, we realized it would be difficult to obtain our first regulatory approval in these areas. We began focusing on AIN and anal cancer because they are the same conditions as CIN and cervical cancer, but in a part of the body that is not effectively treated with surgery. In the course of our AIN studies, we discovered the regression of genital warts in AIN patients who also had genital warts. Realizing that HspE7 potentially offers a more effective therapeutic for the treatment of genital warts than is currently available, and based on the size of the genital warts market, we gave genital warts priority. To further accelerate the time to market, we sought a location in the body in which genital warts occurred for which we could receive orphan drug status. We began looking at HspE7 as replacement for or adjunct to surgery for RRP, which is, in essence genital warts of the upper airways. As we hoped, the U.S. Food and Drug Administration granted orphan drug status for HspE7 for the treatment of RRP. We recently chose genital warts, including RRP, as the first major market we will seek to enter with HspE7, based on the data compiled from clinical trials to date, advice from a Clinical Advisory Board and market research. We hope to expand the indications for HspE7 to AIN, anal cancer, CIN, and cervical cancer after the product is approved for genital warts.

        The following chart summarizes the on-going phase II and phase III clinical trials to evaluate HspE7. On-going clinical trials are conducted in the U.S. These trials generally use a 500 ug dose given once a month for three months, which we call the high dose, to distinguish it from a low 3x100 ug dose used in some completed clinical trials.

Clinical Trials
Indication	Phase	Description
Genital Warts (including RRP)	II	Open-label RRP trial in pediatric patients requiring frequent surgery. HspE7 has orphan drug status for this indication.
	II	Ongoing chart review from the registry study listed below, following for a total of twenty-four months a subset of AIN patients who also had genital warts.
Neoplasias (including AIN and CIN)	III
Double-blind, placebo controlled AIN trial measuring pathological response at 6 months, followed by a blinded rollover for patients from the above trial who do not achieve partial pathological response at 6 or 9 months, or complete pathological response at 12 months.
II
Open registry of AIN patients, to follow-up from a completed low dose, double-blind, placebo controlled trial and a completed high dose open-label trial. High dose patients are followed for a total of 24 months.
	II	CIN study using a 4 × 500 ug dose. This study evaluates HspE7 under an IND which an independent investigator filed, cross referencing our IND and is not sponsored by Stressgen.

        In addition to the clinical trials shown on the table, we have final reports from five clinical trials, including two phase I trials and the following three phase II trials:

  •
  a 6 month low dose, double-blind placebo controlled trial of AIN patients, most of whom then rolled-over to a 6 month high dose open label arm,

  •
  a 6 month double-blind, placebo controlled trial of genital warts patients; and

  •
  a ten week low dose open label CIN trial

        We have data from a phase II up-to-18 month AIN registry which is still active. We have closed one phase II cervical cancer trial conducted in Brazil, for which a report is in process.

Results of HspE7 Clinical Trials

        Results from clinical trials to date suggests that the high dose of HspE7 is active against multiple types of HPV. The Company has announced the findings described below from the on-going six month retrospective chart review covering AIN patients who also had genital warts, shown on the table, two completed phase II AIN trials, its completed phase II genital warts trial and an active up-to-18 month phase II AIN registry. Because these findings include data from on-going trials, which is only partially validated, and because the population being followed in the AIN registry is expected to increase significantly over 24 months, the results could change.

  •
  67% of 82 AIN patients showed pathological downgrade at 3 months from high grade anal dysplasia, a precursor to anal cancer, to low grade dysplasia, indicating that HspE7 could potentially eliminate the need for surgery.

  •
  76% of the AIN patients showed pathological downgrade from high grade to low grade anal dysplasia at 6 months.

  •
  Genital warts decreased in size by a median of 53% at 6 months, compared to a median of 16% in patients treated with placebo.

  •
  73% of AIN patients who also had genital warts achieved complete remission of genital warts at 18 months, indicating broad-spectrum efficacy of HspE7.

        Fifty percent of the patients on which there was data from the AIN follow-up registry at 18 months were in complete remission. Observations of complete response in genital warts patients during the time period 12 to 18 months from treatment, and of few or no recurrences to date, contrasts with the data for treatment of warts with surgery or topical therapy in which rapid recurrence is extremely common.

        Safety data for treatment with HspE7 continue to be accumulated. The predominant adverse experience noted from HspE7 treatment at various doses and schedules is injection site reaction, mild to moderate in severity, clearing in hours to days without treatment.

Early Stage Research Programs

        Hsp fusions with other viral antigens are being developed using the same proprietary technology of fusing heat shock proteins to antigens used in the development of HspE7. We are compiling preclinical data to support an Investigational New Drug filing for an Hsp fusion for the treatment of hepatitis B. We are currently evaluating, in animal models, the potential utility of fusions composed of Hsp and a selected HBV antigen for the therapy of chronic HBV infection. In mice, these fusions have been shown to elicit cytotoxic T lymphocytes (CTL) which recognize the HBV antigen, suggesting such T cells would be capable of killing HBV-infected cells. The T cells have also shown to produce the cytokine interferon gamma, which is known to have anti-viral activity. The results of these preclinical studies demonstrate the potential efficacy of Hsp-HBV antigen fusions in the immunotherapy of chronic HBV infection. The Company's management believes that its HBV program could offer hope in countering the disease's significant worldwide impact on human health.

        Stressgen is currently assessing the development of Hsp fusion proteins for the immunotherapy of genital herpes. Presently, a number of HSV-2 proteins are being considered for inclusion in Hsp fusions. These Hsp-HSV antigen fusions would be tested in animal models for induction of immune responses to the HSV antigens and for prevention and therapy of HSV infection. An immunotherapy which can induce cellular immunity specific for HSV-2 antigens may lead to a treatment for genital herpes that reduces the number or duration of reactivation episodes or prevents them entirely.

        Scientists at the Whitehead Institute for Biomedical Research, Stressgen's licensor, have demonstrated that an Hsp-HIV antigen fusion generates a humoral and cellular immune response to the specific HIV antigen in mice. Investigators at Whitehead, the Massachusetts Institute of Technology (MIT) and Harvard University have applied for and received funding from the U.S. National Institute of Health to conduct further animal studies of this therapeutic.

Intellectual Property

        Our intellectual property protection policy is to file and actively prosecute patent applications relevant to the inventions that we consider meaningful to our business. We also rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. We devote substantial management attention and resources to maintaining patents and licenses and conducting an assertive patent prosecution strategy.

        We have a worldwide, exclusive license agreement with the Whitehead Institute for Biomedical Research for our core fusion technology, giving us rights to various patents, pending applications, continuation-in-part applications and their foreign counterparts. Pursuant to the license agreement we fund the prosecution of the patent applications, which currently include applications in the United States, Canada, Europe and Japan. Two U.S. patents and one European patent based on these Whitehead applications were granted in January 2002. These patents cover Hsp fusions with viral (such as HIV) or cancer-associated antigens and their use as immunotherapeutics. Independently, we have filed additional patent applications directed to Hsp fusions with other viral antigens, including HPV E6 and E7, and their use as immunotherapeutics. The Company also holds issued U.S. patents related to the detection of elevated levels of Hsp expression. Our issued and exclusively licensed patents will expire on various dates between 2007 and 2019. Some of the U.S. patent applications received pre-GATT filing status.

        Interpretation and evaluation of biopharmaceutical or biotechnology patent claims present complex and often novel legal and factual questions. We cannot be sure that our pending applications will result in issued patents, that the issued patents will be held valid and enforceable if challenged, or that a competitor will not be able to circumvent an issued patent by the development or adoption of a competitive noninfringing product or process.

Research and Development Collaborations

        We have entered into a clinical trials agreement with the United States National Cancer Institute for the co-development of our lead product, HspE7, in the treatment of cancer. The NCI is the United States Government's principal institute for cancer research and training. Over 80% of all agents approved for the treatment of cancer by the FDA have been tested or developed under an NCI-sponsored program. Under the terms of this agreement, the NCI will work collaboratively with us to develop a general plan for clinical development of HspE7 for specified indications, solicit clinical research protocols from independent investigators and cooperative research groups affiliated with NCI and sponsor and fund their studies. We are expected to provide clinical grade HspE7 for the investigators to use in their studies. The general plan and clinical protocols developed under the clinical trials agreement are independent of our developmental plans for studies under our own sponsorship. As a result, the collaboration with the NCI allows us to test HspE7 in more clinical settings than we would be able to do independently.

        We have a number of research agreements that we believe provide us with important sources of research data and could lead to technology development opportunities. In November 1998 we entered into a sponsored research agreement with MIT involving the examination of the mechanism by which stress proteins participate in regulating the immune system. We have the right to license intellectual property arising from this collaboration. We have also entered into an agreement with the National Institute of Allergy and Infectious Diseases to test our hepatitis B candidate in preclinical models, and into agreements with two institutions to study this fusion in an animal model.

Manufacturing

        We contract with others for process development and manufacture of HspE7. We currently rely on one manufacturer for bulk HspE7 and have two manufacturers for the dosage forms in vials. From these manufacturers we have obtained a quantity of HspE7 that is sufficient to complete our on-going phase II and phase III clinical trials. We are developing a quality controlled and quality assured process for producing HspE7 that will be based on a set of standard operating procedures, analytical methods and specifications, so that HspE7 can be manufactured in commercial quantities in accordance with current good manufacturing practice and other regulations.

Bioreagent Business

        Our bioreagent business supplies biomedical research reagents to researchers in not-for-profit research organizations and commercial institutions worldwide. The primary products of the business involve antibodies, proteins, peptides, DNA products, ELISA kits, lysates and extracts, for use studying cellular stress, oxidative stress, apoptosis, and neurobiology. Although we contract with third-party distributors in twenty-six countries, our primary markets are in North America, Europe and Asia. Sales have been approximately 65% from the United States, 5% from Canada, 20% from Europe and 10% from the rest of the world in each of the last three years. We do not believe that any single customer is material to our bioreagent business. Demand for our products tends to increase slightly when academic institutions in the Northern Hemisphere are in session.

        We manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. Accordingly, we currently do not have a significant backlog and do not anticipate we will develop a material backlog in the future. We believe the quantity of inventory we maintain is adequate to ensure reasonable customer service while limiting the volatility of inventory levels. Inventory quantities can fluctuate significantly as we balance varying customer demand against fluctuating supplies of reagents available to us. We buy materials for our products from many suppliers, and we are not dependent on any one supplier or group of suppliers. Raw materials are generally readily available at competitive prices from a number of suppliers. We believe that we will be able to continue to acquire and produce our products in quantities sufficient to meet our customers' current requirements.

        We require patent licenses to sell many of our products. Because our sales are spread over more than 400 products, with no class of products accounting for more than 10% of consolidated revenues in the last three years, we believe that no individual patent or license is material to our bioreagent business.

Government Regulation and Product Approval Process

        In the United States the Food and Drug Administration (FDA) regulates drugs and biological products. In Canada the Food and Drug Act (Canada) and the rules and regulations promulgated thereunder govern the production and manufacturing of our products and our research and development activities; the Health Products and Food Branch (HPFB) Inspectorate enforces these rules and regulations. In these and other jurisdictions, applicable drug licensing laws require carefully controlled research and testing of products, governmental review and approval of results prior to marketing therapeutic products, licensure of manufacturing facilities and adherence to good manufacturing practices during production.

        The principal activities which must be completed before obtaining approval for marketing in the United States and Canada are the completion of (1) development of a well-controlled process of manufacturing, (2) preclinical studies of safety and pharmacology, and (3) studies of safety and efficacy in humans. Pre-clinical studies are conducted to test chemistry, pharmacology and efficacy. Successful pre-clinical results, which entail achieving potentially valuable pharmacological activity combined with an acceptably low level of toxicity, enable the manufacturer of the new drug to file an investigational new drug application to begin clinical trials involving humans. An investigational new drug application must be filed with and accepted by the FDA or HPFB, as applicable, before human clinical trials may begin.

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

        Upon completion of all clinical studies, the results of these studies are submitted to the FDA as part of a biologics license application, in the case of a biological product, or to the HPFB as part of a new drug submission, to obtain approval to commence marketing the product. In addition, we will need to file an application for an establishment license application for approval by the FDA or HPFB to produce a product. Preparing any of these regulatory submissions involves considerable data collection, verification and analysis. There can be no assurances that any submissions or applications will be approved on a timely basis or at all.

        Even after a marketing approval is obtained, further studies, including post-market studies, may be required to provide additional data on safety and efficacy necessary to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or HPFB may require post-market surveillance programs to monitor a product's side effects. Results of post-marketing programs may limit or expand the further marketing of products. A serious safety or effectiveness problem involving an approved drug or medical device may result in FDA or HPFB action requiring withdrawal of the product from the market and possible civil action. If we sought to have our product candidates approved as human prophylactic vaccines, the requirements would be even more onerous.

        As well as receiving pre-licensing approval, manufacturing facilities must conform on an ongoing basis with Good Manufacturing Practices, or GMP. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by regulatory authorities.

        Whether or not FDA or HPFB approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. Regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by another authority. The regulatory authorities in developed countries have lengthy approval processes for pharmaceutical products. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our products.

        We are also subject to various federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot predict whether additional government regulations material to our business might result from future legislation or administrative action.

Competition

        We are focused on the research and development of therapeutic products based on the intrinsic nature of stress proteins to assist the body in fighting infection, related cancers and other diseases caused by hepatitis B virus, herpex simplex virus and HIV. Most, if not all, of the major pharmaceutical companies have significant research and product development programs in these areas. These programs use approaches that do not employ stress proteins, but that seek to stimulate the body's immune system to recognize and to fight cancer and infection. Other companies, such as Antigenics Inc., Peptor Ltd. and Mojave Therapeutics, Inc., have different approaches for using stress proteins to stimulate or modulate the body's immune system.

        A variety of other approaches are being developed or have already been adopted and are routinely used for the management of diseases targeted by us. For example, genital warts are treated by topical creams and ointments, cryosurgery, freezing, electro-cauterization and laser treatment. Papillomas and cancers caused by RRP, AIN and CIN are treated with surgeries. We expect to encounter significant competition in the United States, Canada and foreign countries for each of the products we seek to develop. Many of our competitors have greater human and financial resources dedicated to product development and human clinical testing than we do. While there is no current commercial product in use that utilizes stress proteins as the recognized key component in a treatment, established treatments such as conventional drug therapy and surgery, and existing and other experimental vaccines, will offer competition to our proposed products.

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

        Current competition in the stress protein bioreagent market is limited but there are a few companies that have competing products. Affinity Bioreagents Inc. is a key competitor in the stress protein bioreagent market. Several larger companies such as BD Transduction Laboratories, Upstate Biology and Santa Cruz Biotechnology Inc. have introduced a limited range of competing products. We anticipate additional competition from other suppliers in the future but the effect on our competitive position is not yet determinable.

Human Resources

        As of January 31, 2002 we employed approximately 86 personnel, of which 50 were engaged in, directly or indirectly, research and development efforts. Of the scientific persons employed, one holds an M.D., ten hold Ph.D.s, and the balance hold either M.Sc. or B.Sc. degrees or other diplomas. Our employees are not covered by any collective bargaining agreement. All employees are required to execute confidentiality and assignment of invention agreements as a condition of their employment.

RISK FACTORS

        When evaluating our products and our business investors should carefully consider the following factors (as well as comparable risks not listed below) in addition to the other information contained in this Annual Report on Form 10-K.

We Are At an Early Stage of Development

        Our biotechnology business is still at an early stage of development. We must invest in significant additional research and development and clinical trials prior to commercializing any of our technology. We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products. We have only undertaken limited human clinical trials of some of our product candidates and we cannot assure you that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify undesirable side effects. We cannot assure you that any of our products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be produced in commercial quantities at reasonable costs, be successfully marketed or be profitable enough that we will recoup the investment made in such product candidates. None of our therapeutic product candidates are expected to be commercially available for several years.

We Have a History of Operating Losses and We May Never Become Profitable

        To date, we have not recorded any revenues from the sale of therapeutic products. Since inception through December 31, 2001, we have accumulated net losses of approximately $105,247,000; we expect such losses to increase for at least the next several years as we continue research and development and clinical trials. To become profitable, we, either alone or with one or more partners, must develop, manufacture and successfully market product candidates.

Our Product Development Programs Are Novel, So, Inherently Risky

        Our business is subject to risks of failure that are inherent in our business of developing innovative immunotherapeutics. These risks include the possibilities that:

  •
  the technologies we use may not be effective and may not lead to the development of commercial products;

  •
  our product candidates may be unsafe or otherwise fail to receive the necessary regulatory approvals; and

  •
  our product candidates may be difficult to manufacture on a large scale or may be uneconomical to market.

        There is no precedent for the successful commercialization of products based on our technologies. It is possible that we will not successfully develop any therapeutic products.

Our Clinical Trials Could Take Longer to Complete Than Expected

        Our forecasts regarding the commencement and completion of clinical trials can vary dramatically from the actual timing of these events due to factors including scheduling delays, conflicts with the schedules of participating clinicians and clinical institutions and delayed patient accrual. The end points of some of our clinical trials for HspE7 require us to determine whether it delays or prevents disease recurrence. These clinical trials are likely to take longer to complete than clinical trials involving other types of therapeutics. Our clinical trials may not proceed on the schedules management predicts.

        We have limited experience in conducting clinical trials. We rely on corporate collaborators, academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will depend on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Delays in or failure to commence or complete any planned clinical trials could reduce investors' confidence in our ability to develop products, likely causing our stock price to decrease.

We May Encounter Difficulties in Developing Manufacturing Capabilities and Facilities or Entering into Contracts for Manufacturing with Third Parties

        Our manufacturing experience in bioreagents is not directly applicable to the manufacture of therapeutic products. We have not yet introduced any therapeutic products and have no manufacturing experience for immunotherapies. Before we can be profitable, we need a cost-effective manufacturing process that produces commercial quantities of our products in compliance with regulatory requirements. We do not currently have facilities for the production of the products we are developing. As a result, we plan initially to obtain the quantities we require for clinical trials from contract manufacturing companies. In order to manufacture our products in commercial quantities, we will need to develop our own manufacturing facilities or contract with third party manufacturers. Currently, we rely on a single active ingredient supplier of our HspE7 product candidate. We may not be able to enter into acceptable manufacturing arrangements for various reasons including the possibility that manufacturers will dedicate their excess manufacturing capacity to specific vaccines and antibiotics in response to the Fall 2001 bioterrorism in the United States. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties in manufacturing, we may not be able to conduct clinical trials as planned.

        If we seek to develop our own commercial manufacturing facilities, we will need substantial additional funds beyond what we have currently available. We would also need to hire additional management and technical personnel with experience conducting manufacturing in accordance with applicable regulations of the U.S. Food and Drug Administration and Health Canada's Health Products and Food Branch Inspectorate. We may not successfully develop facilities for commercial production.

        Production of our products may require raw materials which are scarce or which can be obtained from a limited number of sources. If we cannot obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

We Must Obtain Additional Financing To Execute Our Business Plan

        Our revenues from the production and sale of bioreagents are not adequate to support our therapeutic product development programs. As a result, we will require substantial additional funds to conduct planned clinical trials, pursue further research and development, obtain regulatory approvals, establish pilot-scale manufacturing, market our products, file, prosecute, defend and enforce our intellectual property rights and establish collaborative development and marketing arrangements. We will seek those additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and/or from other sources. Any collaborative arrangements will likely require us to relinquish some or all of our rights to our technology or products.

        Although we expect to seek additional funding when there are market opportunities, future funding may not be available on favorable terms or at all. If additional funding is not obtained, the Company, to the extent necessary, will consider reducing, deferring or canceling planned initiatives or overhead expenditures. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.

Our Success Depends On Our Ability to Protect Our Proprietary Rights and Operate Without Infringing The Proprietary Rights of Others

        Our success will depend, in part, on our ability to obtain patents, maintain licenses and preserve trade secret protection. We also must operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. We have filed and are actively pursuing applications for United States and non-United States patents. The patent positions of pharmaceutical and biotechnology firms, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the United States federal courts. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. The laws of other countries may not protect our intellectual property rights to the same extent as the laws of the United States or Canada. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions. We cannot assure you that any of our patent applications will result in the issuance of patents, that we will develop additional patentable products, that any patents issued to us will provide us with any competitive advantages, that such patents will not be challenged by third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents. Other companies may independently develop similar products and design around any patented products we develop.

        A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business. If these technologies, applications or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied. Our business may be adversely affected if competitors independently develop competing technologies, especially if we do not obtain, or only obtain narrow, patent protection. If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all, or develop alternative technology. If we are blocked from using our current technologies we may not be able to introduce, manufacture or sell our planned products.

        Patent litigation is becoming widespread in the biotechnology industry. Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development. We cannot assure you that our patents, if issued, would be held valid or enforceable by a court or that competitor's technology or product would be found to infringe our patents. Our business could be materially affected by an adverse outcome to such litigation. Similarly, we might have to participate in interference proceedings declared by the United States Patent and Trademark Office or equivalent international authorities to determine priority of invention. We could incur substantial costs and devote significant management resources to defend our patent position or seek a declaration that the patents of others are invalid.

        Much of our know-how and technology may not be patentable, though it may constitute trade secrets. We cannot assure you that we will be able to meaningfully protect our trade secrets. We cannot assure you that any of the existing confidentiality agreements with our employees, consultants, advisors or collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Collaborators, advisors or consultants may dispute the ownership of proprietary rights to our technology, for example by asserting that they developed it independently.

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

        Our business depends on our entering into arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. While we have several research collaborations, we currently do not have any corporate partners or licensees involved in the development and eventual commercialization of our product candidates. We may not be able to establish collaborations on favorable terms, if at all, and our current or future collaborations may not be successful.

        There are a number of risks associated with our dependence on collaborative agreements with third parties. Our business could be adversely affected if any collaborative partner fails to develop or manufacture in adequate quantities a substance we need in order to conduct clinical trials, fails to adequately perform clinical trials or fails to develop, manufacture or commercialize an end product to which it has or we have rights. Problems of our collaborative partners could delay or halt the development or commercialization of our products. In addition, we cannot assure you that our collaborative partners will not pursue other technologies or develop alternative products that could compete with our future products.

        We currently hold licenses from third parties for certain technologies and plan to acquire additional licenses to technologies developed by other companies and academic institutions. Pursuant to the terms of these license agreements, we could be obligated to diligently bring potential products to market, make milestone payments that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications. We cannot assure you that these licenses will not terminate or that they will be renewed. In addition, we cannot assure you that these licenses will remain in good standing. In the event of a breach of the terms of any license, the licensor may attempt to terminate the license.

We May Not Be Able to Obtain the Regulatory Approvals or Clearances That Are Necessary to Commercialize Our Products

        The United States, Canada and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of human therapeutic products. In order for our products to obtain marketing approval and clearance for each indication, our preclinical and clinical data and manufacturing facilities will need to meet complex criteria establishing the safety and efficacy of the products.

        Our product candidates are currently in the early stages of development and will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, do not prove to be safe and effective in clinical trials or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

  •
  the successful commercialization of our products could be adversely affected;

  •
  our competitive advantages could be diminished; and

  •
  any revenues or royalties from our products could be reduced or delayed.

        Governmental and regulatory authorities may approve a product candidate for fewer indications than we request or may condition approval on the performance of post-marketing studies for a product candidate. Even if we receive regulatory approval and clearance, our product candidates may later exhibit adverse side effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

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

        We and our contract manufacturers will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance records and documentation. If we or our contract manufacturers cannot comply with regulatory requirements including applicable good manufacturing practice requirements, we may not be allowed to develop or market product candidates.

Even If We Obtain All Necessary Regulatory Approvals, Our Products May Not Gain Market Acceptance

        Our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product that we may develop will depend on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness of the products, their potential advantage over alternative products and marketing and distribution support for the products.

        Our sales experience is limited to the sale of our bioreagents. To directly market and distribute any pharmaceutical products we may develop, we must build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. Alternatively, we may obtain the assistance of a more experienced pharmaceutical company or other entity. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into arrangements with third parties on terms that are acceptable to us. To the extent that we enter into co-promotion or other licensing arrangements with respect to any products that we may develop, our product revenues will be lower than if we directly marketed and sold our products, and any revenues that we receive will depend on potentially unsuccessful efforts of third parties.

Our Operations Involve Regulated Hazardous Materials Which Could Subject Us to Damages Resulting from Accidental Contamination or Injury

        Our research and development processes involve the controlled use of hazardous and radioactive materials. We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving these materials, we could be held liable for any damages that result. Such liability could exceed our resources. We are not insured with respect to this liability. In the future we may be required to incur significant costs to comply with environmental laws and regulations.

Competitors May Develop and Market Drugs That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

        Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase. Many of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than ours. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us and may be more effective and less costly than the products developed by us. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours. In addition, other forms of medical treatment may be competitive with our products. Our technology or products may become obsolete or uncompetitive.

We Have Yet to Market or Sell Any Pharmaceutical Products

        Our pharmaceutical products have not been approved for sale by any regulatory agencies. Although we sell bioreagents, we have never marketed or sold any pharmaceutical product. In order to market or co-market our product candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, or possibly obtain such capabilities through arrangements with strategic partners. If we cannot develop the required marketing and sales expertise internally or through our partnering arrangements, our ability to generate revenue from product sales will be limited. We cannot guarantee that we will be able to enter into marketing or sales arrangements with strategic partners on terms favorable to us, or at all. Marketing efforts by collaborators may not succeed.

Our Success Depends On Our Ability To Attract and Retain Qualified Personnel

        We depend on a core management and scientific team. The loss of any of these individuals may prevent us from achieving our business objective of commercializing our product candidates. Our future success will also depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business operations will suffer.

We Will Depend Upon the Availability of Reimbursement From Third-Party Payors Who Are Increasingly Challenging the Price and Examining the Cost Effectiveness of Medical Products and Services

        Sales of our products will depend in part upon the availability of reimbursement from third-party payors, including government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors increasingly attempt to contain costs by challenging the price of products and services and limiting the coverage and level of reimbursement for pharmaceutical products. Third-party reimbursement for our products may be inadequate to enable us to maintain prices that provide a return on our product development investment. Governments continue to propose and pass legislation designed to reduce healthcare costs. This legislation could further limit reimbursement. If government and third-party payors do not adequately reimburse patients for purchasing our products, there may not be a market for the products.

Our Product Candidates Subject Us To the Risk of Product Liability Claims for Which We May Not Be Able to Obtain Adequate Insurance Coverage

        Since we conduct clinical trials on humans, our product candidates could harm the test subjects. We have only limited amounts of product liability insurance for our clinical trials. We may not correctly anticipate or be able to maintain on acceptable terms the level of insurance coverage that would adequately cover potential liabilities from proposed clinical trials. This type of insurance is expensive, difficult to obtain and may not be available in the future. If we cannot obtain sufficient insurance coverage or other protection against potential product liability claims, we may not be able to commercialize potential products. If any liabilities from a claim exceed the limit of our insurance coverage, we may not have the resources to pay them.

Our Share Price Has Been and Is Likely to Continue to Be Highly Volatile

        As is typical for biotechnology companies without an FDA-approved product on the market, our share price has been highly volatile in the past and is likely to continue to be volatile. Factors such as the announcement of technological innovations, the release of publications, the announcement of clinical trials results by us or our competitors, the development of new commercial products, the granting of patents or exclusive licenses, changes in regulations, the release of financial results, public concerns over risks relating to biotechnology, future issuances of shares by us or sales of shares by our shareholders and many other factors could materially affect the price of our shares.

Item 2. PROPERTIES

        Most of our administrative and management functions are provided by our subsidiary, Stressgen Biotechnologies, Inc., which operates from a principal executive office in San Diego, California and a development, clinical research and regulatory affairs office, in Collegeville, Pennsylvania. Our principal research facilities and bioreagent business are in Victoria, British Columbia. We lease approximately 5,500 square feet of office space in San Diego under a lease that expires in January 2004. Our Collegeville, Pennsylvania lease approximates 5,000 square feet and expires in December 2004. Our Victoria, British Columbia facilities comprise 25,000 square feet of office, research and manufacturing space under a lease that expires at the end of 2005.

Item 3. LEGAL PROCEEDINGS

        As of the date hereof, we are not a party to any material legal proceedings. From time to time we are involved in certain litigation arising out of our operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Share Information

        Our common shares are listed and posted for trading in Canada on The Toronto Stock Exchange under the symbol "SSB". The following table sets forth, for the periods indicated, the high and low sales prices of the common shares, as reported. All amounts following are expressed in Canadian dollars unless otherwise indicated.

	High	Low
2001
Fourth Quarter	4.85	3.15
Third Quarter	5.80	2.77
Second Quarter	6.92	4.55
First Quarter	7.19	4.30
2000
Fourth Quarter	7.85	6.65
Third Quarter	10.00	7.10
Second Quarter	7.60	4.35
First Quarter	13.35	2.55

        The last reported sale price of our common shares on The Toronto Stock Exchange on March 1, 2002 was $4.70.

        As of March 1, 2002, we had 85 registered holders of our common shares, 20 of whom were residents of the United States. Of the approximately 57,641,000 common shares outstanding, the portion held by registered holders resident in the United States was approximately 6,139,000, or 10.6%.

Dividend Policy

        We have not declared or paid any dividends on our common shares since inception. We anticipate that all available cash will be needed to finance the expansion of our business and have no plans to pay dividends in the foreseeable future.

Changes in Securities

        In December 2001, we issued a total of 6,699,100 common shares in a Canadian offering which was exempt from U.S. registration requirements under Regulation S. The offering was made by a syndicate of underwriters co-led by Raymond James Ltd. and BMO Nesbitt Burns Inc. and including Yorkton Securities Inc. The common shares were issued at the price of $4.15 each, for gross proceeds of approximately $27,801,000. Of these common shares, 580,000 were issued to "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933, as amended.

        We paid to the underwriters and incurred share issue costs of approximately $1,645,000 in consideration of services rendered by them in connection with the offering. We also agreed to indemnify the underwriters and their broker/dealer affiliates against certain liabilities, including liabilities under the United States securities laws and under Canadian securities legislation and to contribute to payments that the underwriters may be required to make in respect thereof. In addition, we agreed not to issue or enter into agreement to issue any common shares or any securities convertible into or exchangeable for common shares without the prior consent of the underwriters, such consent not to be unreasonably withheld, until the date which is 90 days after the closing of the offering, except:

    •
    common shares issued on exercise of publicly disclosed issued and outstanding options and warrants,

    •
    options or common shares issued to directors, officers, employees and consultants subject to existing board approved incentive programs and

    •
    common shares or equity securities convertible into common shares issued to development or collaboration partners in connection with collaboration, co-development or joint venture agreements.

        The common shares issued to Qualified Institutional Buyers as described above may be transferred only:

    •
    to Stressgen;

    •
    outside the United States in accordance with Rule 904 of Regulation S under the Securities Act of 1933, as amended; or

    •
    inside the United States in accordance with either Rule 144 to a person the seller reasonably believes is a Qualified Institutional Buyer that is purchasing for its own account or for the account of a Qualified Institutional Buyer to whom notice is given that the offer, sale or transfer is being made in reliance on Rule 144A, or the exemption from registration under the Securities Act of 1933, as amended, provided by Rule 144, if applicable.

        We intend to use the net proceeds of the financing primarily to fund product development activities planned for HspE7, and for research and development, working capital and general corporate purposes.

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

        The ICA requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the ICA who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry Canada. The ICA generally prohibits implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the ICA is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian would be reviewable under the ICA if it were an investment to acquire control of the company and the value of the assets of the company was $5 million or more. Higher limits apply for acquisitions by or from World Trade Organization member country investors.

        The acquisition of a majority of the voting interests of an entity or of a majority of the undivided ownership interests in the voting shares of an entity that is a corporation is deemed to be acquisition of control of that entity. The acquisition of less than a majority but one-third or more of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is presumed to be acquisition of control of that corporation unless it can be established that, upon the acquisition, the corporation is not controlled in fact by the acquiror through the ownership of voting shares. The acquisition of less than one-third of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is deemed not to be acquisition of control of that corporation. Certain transactions in relation to common shares in the Company would be exempt from review from the ICA, including an:

    •
    acquisition of common shares by a person in the ordinary course of that person's business as a trader or dealer in securities;

    •
    acquisition of control of the Company in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and

    •
    acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of voting interests, remains unchanged.

        The ICA was amended with the Act to Implement the Agreement Establishing the World Trade Organization (Canada) to provide for special review thresholds for World Trade Organization member country investors. Under the ICA, as amended, an investment in our common shares by an investor from a country which is a member of the WTO would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount, which increases in stages. The review threshold is currently $209 million. This amount is subject to an annual adjustment on the basis of a prescribed formula in the ICA to reflect inflation and real growth within Canada.

Certain Canadian Federal Income Tax Information for United States Residents

        The following is a summary of certain Canadian federal income tax considerations generally applicable to holders of common shares who, for purposes of the Income Tax Act (Canada) (the "Canadian Tax Act"), deal at arm's length and are not affiliated with the Company, hold such shares as capital property, do not use or hold, and are not deemed to use or hold, the common shares in connection with a trade or business carried on, or deemed to be carried on, in Canada at any time, have not been at any time residents of Canada for purposes of the Canadian Tax Act and are residents of the United States ("U.S. Residents") under the Canada-United States Income Tax Convention (1980) (the "Convention"). The common shares will generally be considered to be capital property of holders unless such shares are held in the course of carrying on a business, or in an adventure or concern in the nature of trade. Furthermore, this summary does not apply to any holder which carries on an insurance business in Canada and elsewhere, in respect of the common shares that are effectively connected with the holder's Canadian insurance business or that are "designated insurance property" as defined in the Canadian Tax Act.

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

        A holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain on a disposition or deemed disposition of common shares (including the death of the holder) unless at the time of such disposition such shares constitute taxable Canadian property of the holder for purposes of the Canadian Tax Act and such holder is not entitled to relief under an applicable tax treaty. The common shares will generally not constitute taxable Canadian property of a holder at the time of a disposition of such shares provided (1) such shares are listed on a prescribed stock exchange (which is currently contemplated to include the Toronto Stock Exchange and the Nasdaq), (2) the holder does not use or hold or is not deemed to use or hold, such shares in connection with carrying on a business in Canada, and (3) the holder, persons with whom such holder does not deal at arm's length, or the holder and such persons, has not owned (taking into account any interest in or option in respect of the shares) 25% or more of the issued shares of any class or series of the share capital of the Company at any time within the 5 years preceding the date of disposition. In any event, under the Convention, gains derived by a holder who is a resident of the United States (within the meaning of the Convention) from the disposition of common shares will generally not be taxable in Canada unless the value of the common shares is derived principally from real property situated in Canada. If the common shares held by a holder do not constitute taxable Canadian property or if a capital gain in respect of the common shares would because of a tax treaty be exempt from tax under the Canadian Tax Act, any capital loss arising upon the disposition of the common shares will not be available to be used to offset a capital gain realized in respect of another property, which may be subject to tax under the Canadian Tax Act. To the extent the common shares disposed of constitute taxable Canadian property, the holder will be required to file a Canadian tax return, even if the gain arising from such a disposition is exempt from tax because of a tax treaty.

        Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a U.S. Resident will generally be subject to Canadian non-resident withholding tax at the rate of 25%. Currently, under the Convention the rate of Canadian non-resident withholding tax will generally be reduced to: (i) 5% of the gross amount of dividends if the beneficial owner is a company (other than a limited liability company) that is resident in the United States and that owns at least 10% of the voting stock of the Company; or (ii) 15% of the gross amount of dividends if the beneficial owner is a resident of the United States but does not qualify for the 5% withholding rate.

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

        Subject to the discussion of the "passive foreign investment company" rules below, the sale of common shares will generally result in the recognition of gain or loss in an amount equal to the difference between the amount realized on the sale and the holder's adjusted basis in such common shares. Gain or loss upon the sale of the common shares will be long-term or short-term capital gain or loss, depending on whether or not the common shares were held for more than one year prior to the sale. Preferential tax rates for long-term net capital gains are applicable to a U.S. Holder that is an individual, estate or trust. There are currently no preferential tax rates for long-term capital gains for a U.S. Holder that is a corporation. Short-term capital gains, however, are generally taxed at ordinary income tax rates. Gain realized by a U.S. Holder that is a United States resident as defined in Section 865 of the Code on the sale or other disposition of common shares generally will be treated as U.S. source and, under Treasury Regulations adopted on January 8, 1999 and amended on December 27, 2001, any loss will also generally be treated as U.S. source, subject to exceptions relating to unamortized bond premium, accrued interest, offsetting positions and other situations.

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

        Special rules are applicable to U.S. Holders that hold stock of a "passive foreign investment company" ("PFIC"). A foreign corporation is a PFIC if at least 75% of its gross income for the taxable year is passive income or if at least 50% by value of the assets it holds during the taxable year produce or are held for the production of passive income. For publicly traded corporations such as the Company, the asset test is met if the fair market value of passive income-producing assets equals or exceeds 50% of the sum of the corporation's liabilities plus the value of its outstanding stock. U.S. Holders of common shares can be significantly affected by the PFIC rules if they hold or have held the Company's common shares in a year in which the Company has or had PFIC status. Because PFIC status depends on the character of the Company's income and assets in each year, there can be no assurance with respect to whether the Company will qualify as a PFIC in future years. Therefore, each prospective investor is urged to consult with a tax advisor with respect to how the PFIC rules would affect its tax situation.

        If the Company is or was a PFIC in any taxable year in which a U.S. Holder holds (or is deemed to have held) its shares, there are generally adverse tax consequences unless the U.S. Holder elects one of two alternative United States federal income taxation treatments. The tax regime that applies to a U.S. Holder that does not make an election for alternative treatment (a "Non-electing U.S. Holder") is described below. In general, a Non-electing U.S. Holder would be required to prorate all gains realized on the disposition of such U.S. Holder's common shares and all "excess distributions" (as such term is defined by Section 1291) over the entire holding period for the common shares, beginning with the first taxable year of the Company. All gains or excess distributions allocated to prior years (other than years during such U.S. Holder's holding period that are prior to the first taxable year in which the Company was a PFIC) would be taxed at the highest tax rate for each such prior year applicable to ordinary income. The Non-electing U.S. Holder also would be liable for interest on the foregoing tax liability for each such prior year calculated as if such tax liability had come due in each such prior year. A Non-electing U.S. Holder that is not a corporation must treat this interest charge as "personal interest" which is wholly non-deductible. The balance of the gain or the excess distribution will be treated as ordinary income in the year of the disposition or distribution, and no interest charge will be incurred with respect to such balance. In addition, the tax basis of the common shares held by a Non-electing U.S. Holder who is an individual would not be stepped-up to fair market value upon his death. If a Non-electing U.S. Holder holds the Company's stock in a year the Company is a PFIC, it must continue to treat the Company as a PFIC, even if the Company no longer meets the definition of a PFIC, unless the Non-electing U.S. Holder makes a "deemed disposition" election under Section 1298(b)(1) of the Code.

        The Internal Revenue Service has issued proposed regulations under Section 1291(f) of the Code that would treat as taxable certain transfers of PFIC stock by Non-electing U.S. Holders that are generally not otherwise taxed, including transfers at death, exchanges pursuant to corporate reorganizations and gifts, subject to certain exceptions. Certain special, generally adverse, rules will apply with respect to the common shares while the Company is a PFIC whether or not it is treated as a qualified electing fund, as described below. For example, under Section 1298(b)(6) of the Code, a U.S. Holder who uses PFIC stock as security for a loan (including a margin loan) will, except as may be provided in the regulations, be treated as having made a taxable disposition of such stock.

        Under one alternative tax regime, a U.S. Holder can elect to treat the Company as a qualified electing fund (a "QEF"). A U.S. Holder that makes this election (an "Electing U.S. Holder") in a timely manner will be subject to current federal income tax for any taxable year in which the Company qualifies as a PFIC on his pro rata share of the Company's (i) "net capital gain" (the excess of net long-term capital gain over net short-term capital loss), which will be taxed as long-term capital gain to the Electing U.S. Holder and (ii) "ordinary earnings" (the excess of earnings and profits over net capital gain), which will be taxed as ordinary income to the Electing U.S. Holder, regardless of whether such amounts are actually distributed. An effective QEF election also allows the Electing U.S. Holder to (a) generally treat any gain realized on the disposition of its common shares (or deemed to be realized on the pledge of his shares) as capital gain; (b) treat its share of the Company's net capital gain, if any, as long-term capital gain instead of ordinary income; and (c) make an annual election, subject to certain limitations, to defer payment of current taxes on its share of the Company's undistributed annual realized net capital gain and ordinary earnings subject, however, to an interest charge. Special adjustments are provided to prevent inappropriate taxation of amounts included in a U.S. Holder's income upon a subsequent distribution or disposition of stock. If the Electing U.S. Holder is not a corporation, such an interest charge would be treated as "personal interest" that is not deductible at all in taxable years beginning after 1990. When a timely QEF election is made, if the Company no longer qualifies as a PFIC in a subsequent year, normal Code rules apply.

        The procedure a U.S. Holder must comply with in making an effective QEF election will depend on whether the year of the election is the first year in the U.S. Holder's holding period in which the Company is a PFIC. A QEF election made in such first year is considered a timely QEF election, and can be made by simply filing the appropriate documents (currently Internal Revenue Service Form 8621) at the time the U.S. Holder files a tax return for such first year. A QEF election must be filed by the due date (taking into account extensions) for filing the U.S. Holder's income tax return for the tax year for which the election is made. A separate election would be required for each non-U.S. subsidiary of the Company that qualifies as a PFIC. In the case of stock owned through a U.S. entity, the election generally must be made at the entity level. Once made, the election is effective for the shareholder's taxable year for which it is made and all subsequent taxable years, and may not be revoked without consent of the Secretary of the Treasury.

        If the U.S. Holder files a QEF election after the first year in the U.S. Holder's holding period in which the Company qualified as a PFIC, then the election is not considered timely. In addition to filing documents, such U.S. Holder must elect to recognize (i) under the rules of Section 1291 of the Code (discussed below) any gain that he would otherwise recognize if the U.S. Holder sold his stock on the application date or (ii) if the Company is a controlled foreign corporation (a "CFC"), the U.S. Holder's pro rata share of the Company's earnings and profits as of the application date. By electing to recognize such gain or earnings and profits, the U.S. Holder will be deemed to have made a timely QEF election.

        So that U.S. Holders may, at their option, file a QEF election, the Company intends to (i) provide timely and accurate information as to the status of the Company and its subsidiaries as PFICs and the manner in which the QEF election can be made and (ii) comply with all record-keeping, reporting and other requirements. At the request of a U.S. Holder the Company will provide a "PFIC Annual Information Statement" pursuant to the Treasury Regulations issued by the Internal Revenue Service, if practicable. Nonetheless, if meeting the record-keeping and reporting requirements becomes onerous, the Company may decide, in its sole discretion, that such compliance is impractical and will so notify U.S. Holders.

        Under a second alternative tax regime, a U.S. Holder may make a mark-to-market election with respect to the stock of the PFIC if such stock is "marketable" as defined below. The mark-to-market elections provisions apply to tax years of U.S. persons beginning after December 31, 1997, and to tax years of foreign corporations ending with or within such tax years of U.S. persons. As a result of a mark-to-market election, any excess of the fair market value of the PFIC stock at the close of the tax year over the shareholder's adjusted basis in the stock would be included in the shareholder's income. The shareholder may deduct any excess of the adjusted basis of the PFIC stock over its fair market value at the close of the tax year. However, deductions are limited to the net mark-to-market gains on the stock that the shareholder included in income in prior tax years, or so called "unreversed inclusions." For purposes of the election, PFIC stock is marketable if it is regularly traded on (i) a national securities exchange that is registered with the Securities and Exchange Commission, (ii) the national market system established under Section 11A of the Securities and Exchange Act of 1934, as amended, or (iii) an exchange or market that the IRS determines has rules sufficient to ensure that the market price represents legitimate and sound fair market value. The Company believes its common shares are marketable securities under this test.

        A U.S. Holder's adjusted basis of PFIC stock is increased by the income recognized under the mark-to-market election and decreased by the deductions allowed under the election. If a U.S. Holder owns PFIC stock indirectly through a foreign entity, the basis adjustments apply to the basis of the PFIC stock in the hands of the foreign entity for the purpose of applying the PFIC rules to the tax treatment of the U.S. owner. Similar basis adjustments are made to the basis of the property through which the U.S. persons hold the PFIC stock.

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

        If more than 50% of the voting power of all classes of stock or the total value of the stock of the Company is owned, directly or indirectly, by citizens or residents of the United States, United States domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of whom own 10% or more of the total combined voting power of all classes of stock of the Company ("10% U.S. Shareholders"), the Company could be treated as a CFC under Subpart F of the Code. If in 1998 or thereafter the Company qualifies as a CFC, 10% U.S. Shareholders are generally not required to apply the PFIC rules, provided that, in some cases, complex tax elections are made. The classification of the Company as a CFC would effect many complex results including the required inclusion by 10% of U.S. Shareholders' in income of their pro rata shares of Subpart F income of the Company. In addition, under Section 1248 of the Code, gain from the sale or exchange of stock by a holder of the Company's shares who is or was a 10% U.S. Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary dividend income to the extent of earnings and profits of the Company attributable to the stock sold or exchanged. Because of the complexity of Subpart F, and because it is not clear that Subpart F would apply to the holders of the Company's shares, taxpayers that may be 10% U.S. Holders are urged to consult with their tax advisors to determine the applicable rules.

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

Item 6. SELECTED FINANCIAL DATA

Annual Financial Data

        Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). These principles differ in certain respects from generally accepted accounting principles in the United States ("U.S. GAAP"). The differences as they affect our financial statements are described in Note 12 to our audited consolidated financial statements filed as part of Item 8 hereof. Because we report on a consolidated basis, our results include those of our subsidiaries, including a U.S. subsidiary, which provides management, research and development services, and a Barbados subsidiary, which is becoming increasingly responsible for product development.

Consolidated Statement of Operations Data

	Year ended December 31
	2001	2000	1999	1998	1997
	(In thousands of Canadian dollars, except per share amounts)
Net revenues
Canadian and U.S. GAAP	$5,419	$4,156	$3,274	$2,626	$2,139
Research and development expenses
Canadian and U.S. GAAP	35,906	23,961	14,322	14,782	6,098
Net loss(1)
Canadian GAAP	(35,939)	(25,407)	(16,738)	(14,209)	(5,339)
U.S. GAAP	(36,341)	(35,766)	(19,515)	(16,657)	(7,292)
Basic and diluted loss per common share
Canadian GAAP	(0.70)	(0.63)	(0.58)	(0.63)	(0.27)
U.S. GAAP	(0.71)	(0.88)	(0.67)	(0.74)	(0.37)

Consolidated Balance Sheet Data

	As of December 31
	2001	2000	1999	1998	1997
	(In thousands of Canadian dollars)
Cash and short-term investments
Canadian GAAP	$62,682	$70,567	$16,477	$30,044	$21,661
U.S. GAAP	62,682	70,710	16,477	30,231	19,187
Total assets(2)
Canadian GAAP	67,789	74,325	19,852	33,477	24,852
U.S. GAAP	67,789	74,468	19,852	37,491	27,419
Long-term obligations(3)
Canadian GAAP	578	1,036	1,467	4,740	4,341
U.S. GAAP	578	1,036	1,467	7,740	7,341

        The information set forth above is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of this Form 10-K.

  (1)
  To conform with U.S. GAAP, our net loss would increase by $402,000 in 2001, $10,359,000 in 2000; $2,777,000 in 1999; $2,448,000 in 1998 and $1,953,000 in 1997. In 2001, the principal difference in our net loss under U.S. GAAP rather than Canadian GAAP was due to unrealized foreign exchange gain on available for sale securities of $541,000 offset by net $139,000 of other items. In 2000, the principal difference in our net loss was due to the release of escrow shares of $9,093,000, stock based compensation expenses including non-compensatory costs to non-employees of $1,674,000, and changes related to unrealized losses on available for sale securities totaling $372,000. In 1999, the principal difference was due to the release of escrow shares totaling $2,061,000 and a net loss of $768,000 resulting from the dissolution of the joint venture. In 1998 and 1997, the principal differences were due to the release of escrow shares totaling $3,225,000 and $2,057,000, respectively, offset by adjustments related to unrealized gains on available for sale securities.

  (2)
  At December 31, 2001 and 1999, there were no differences in total assets under U.S. GAAP relative to Canadian GAAP. At December 31, 2000, 1998 and 1997, the differences in total assets under U.S. GAAP relative to Canadian GAAP were $143,000, $4,014,000 and $2,567,000, respectively. In 2000, the difference was due to an increase in market value on available-for-sale securities. In 1998, the difference was due to an adjustment to the carrying value of the equity interest of a joint venture between Stressgen and Genzyme (the "LLC") of $3,827,000 and an increase in market value on available-for-sale securities of $187,000. In 1997, the increase in our total assets under U.S. GAAP was due to an adjustment to the carrying value of the equity interest of the LLC.

  (3)
  To conform with U.S. GAAP our total long-term obligations would include $3,000,000 of additional debt at December 31, 1998 and 1997 related to the financing provided by the Canadian Medical Discoveries Fund to the LLC.

Currency Exchange Rates

        The Company's accounts are maintained in Canadian dollars. In this Annual Report on Form 10-K, all dollar amounts are stated in Canadian dollars except where otherwise indicated.

        The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company. The average rate means the average of the exchange rates on the last day of each month during a year.

	Fiscal Year Ended December 31,
	2001	2000	1999	1998	1997
High	$1.6023	$1.5600	$1.5302	$1.5770	$1.4399
Low	1.4933	1.4350	1.4440	1.4075	1.3345
Average	1.5518	1.4855	1.4858	1.4836	1.3844
Period End	1.5925	1.4995	1.4440	1.5375	1.4305

        As of March 1, 2002, the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was U.S.$1.5955 = Cdn.$1.00 (equivalent to U.S.$1.00 = Cdn.$0.6267).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with our 2001 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian GAAP. These principles differ in certain respects from U.S. GAAP. The differences, as they affect our consolidated financial statements, are described in Note 12 to our consolidated financial statements. All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

        From our inception in 1990 to 1993, our core business involved the sale of bioreagents. Although we have retained and expanded our bioreagent business worldwide, our primary focus since 1993 has been the research and development of innovative stress protein-based fusion products that will stimulate the body's immune system to combat viral infections and related cancers. Our core, exclusively licensed technology involves the fusion of heat shock proteins with viral or cancer-associated antigens. The lead product candidate developed with this technology, HspE7, targets a variety of human papillomavirus-related diseases. In preclinical programs we are evaluating Hsp fusions to treat chronic hepatitis B virus infection, herpes simplex virus and HIV.

        We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities. At December 31, 2001, our accumulated deficit was $105,247,000. We have been dependent principally on equity financings to fund our business activities.

        Our success depends upon the safety and efficacy of our products in pre-clinical studies and clinical trials, and also on obtaining the necessary regulatory approvals to market our products. The marketability of our products will be influenced by competition from alternative therapies and the degree of protection our intellectual property provides. We will also need to recruit and retain personnel skilled in the product development process to obtain our objectives. We believe there will be significant markets for our therapeutic products should these products prove to be effective in human clinical trials.

        We plan to reduce product development risk by seeking partners to assist in the development, funding and marketing of our products. We anticipate that future collaborations will enable us to develop additional product candidates and exploit new applications for our technology, resulting in greater product opportunities.

        During the period encompassed herein, we have devoted substantially all of our resources to our HspE7 product development program. Our lead product, HspE7, is currently being evaluated in phase II and phase III clinical trials. HspE7 is being tested as a treatment for genital warts, recurrent respiratory papillomatosis, anal intraepithelial neoplasia, cervical intraepithelial neoplasia and cervical cancer.

Liquidity and Capital Resources

        Since inception we have relied principally on equity financings to fund our research and development programs, operations and capital expenditures, coupled with cash flows generated from our bioreagent business. To date, we have raised net equity proceeds of $164,794,000, principally through our public issuances of stock and the exercise of warrants issued since 1996. We believe that our current capital resources are sufficient to maintain our current and planned operations beyond 2002. This belief is based on current research and clinical development plans, the current regulatory environment, historical industry experience in the development of therapeutics and general economic conditions.

        At December 31, 2001, we had $62,682,000 of cash and short-term investments, which decreased by $7,885,000 during 2001 due principally to net losses of $35,939,000 offset by equity financings of $29,248,000. Net proceeds from 2001 equity financings were principally due to a public offering of common shares for $26,156,000. At December 31, 2001, approximately 47% of cash, cash equivalents and short-term investments were held in U.S. dollars.

        During 2001, capital expenditures totalled $1,783,000 compared with $394,000 and $571,000 during 2000 and 1999 respectively, of which $102,000, and $529,000 during 2001, and 1999 respectively, were financed through capital lease obligations. In 2001, we made significant improvements to our laboratory facilities and purchased additional laboratory equipment to support our ongoing research and bioreagent manufacturing activities. Capital expenditures during 2002 are expected to decrease to levels that reflect strategic investments in laboratory equipment needed to preserve our current level of manufacturing and research capabilities.

        We have in place credit facilities totaling $2,000,000 with two Canadian chartered banks. At December 31, 2001, $1,036,000 was outstanding under these facilities in the form of fixed rate capital leases. Security has been provided in the form of a charge over the specific equipment as well as security interests in certain of our short-term investments.

        We will require additional capital to fund future research and product development activities beyond 2002. We expect to seek additional funds from various sources, including research and development collaborations with corporate partners, and public and private equity financing. We cannot assure you that additional financing will be available when needed or on satisfactory terms. If we raise additional funds by issuing equity securities, substantial dilution to our existing shareholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. We may need to obtain funds through collaborative arrangements with others that are on unfavorable terms. We may also have to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop ourselves.

Results of Operations

        During 2001, we realized a net loss of $35,939,000 or $0.70 per common share. These results compare with a net loss of $25,407,000 in 2000 and $16,738,000 in 1999 ($0.63 and $0.58 per share, respectively).

Bioreagent sales

        The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors. Bioreagent sales increased by 30% to $5,419,000 in 2001 due to growing demand for stress protein and antibody bioreagents, complementary new product introductions and increased prices. 2000 sales increased 27% to $4,156,000 from $3,274,000 in 1999 due to growing demand for stress protein bioreagents and complementary new product introductions. We anticipate bioreagent sales will grow by 15% to 25% in 2002.

Research and development

        Research and development, or R&D, spending increased by approximately 50% to $35,906,000 in 2001 compared with $23,961,000 in 2000 and $14,322,000 in 1999. The 2001 and 2000 spending increases were largely attributed to increased expenditures for human clinical trial activities and manufacturing scale-up associated with our leading product candidate, HspE7, and increased staffing to support our expanded business activities. R&D expenses consist principally of outside services and employee labor costs in support of our HspE7 clinical trials and product development. We anticipate that R&D spending will increase in 2002 compared to 2001 as the development of HspE7 advances. The consummation of a strategic alliance for the development of HspE7 could dramatically increase the resources available for R&D, and the breadth of our commercialization efforts.

Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, represented approximately 17% of total operating expenses in 2001, compared with 21% in 2000 and 22% in 1999, respectively. SG&A, expenses increased by 19% to $7,782,000 in 2001 compared with $6,538,000 in 2000 and $4,153,000 in 1999. The increase in SG&A in 2001 was due principally to enhanced business activities, costs associated with our expanded North American operations, and the addition of key executive personnel. SG&A expense grew in 2000 over 1999 due to the addition of executive and corporate development personnel. We anticipate that 2002 SG&A spending as a percentage of total operating expenses will approximate 17 to 22%.

Cost of bioreagent sales

        The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 29% in 2001, 21% in 2000, and 24% in 1999 resulting in gross margins of 71%, 79%, and 76% respectively. In 2001, the gross margin was lower than in 2000 due to write-offs of obsolete inventory and aging and slow moving products. During 2001, we increased the anticipated future profitability of our reagent business by pruning several low-margin products. In 2002, we believe the gross margin will be between 73% and 77%.

Interest and other income

        Interest and other income increased by 105% to $4,009,000 in 2001 compared with $1,953,000 in 2000 and $782,000 in 1999. The increased interest and other income levels in 2001 were due principally to a significant foreign exchange rate impact accounting for $1,808,000 of the increase in 2001 over 2000. The strengthening of the United States dollar during 2001 is the principle driver of the foreign exchange gain since the Company holds a significant portion of its cash and cash equivalents in U.S. dollars and U.S. dollar denominated investments. The largest part of the Company's future expenditures is expected to be in U.S. dollars. The year 2000 interest and income levels exceeded 1999 amounts due principally to higher average portfolio balances resulting from issuances of public stock and warrants.

Basic and diluted loss per share

        The 41% increase in net loss to $35,939,000 in 2001 compared with $25,407,000 in 2000 and $16,738,000 in 1999 was diluted by increases in the weighted average number of common shares outstanding in each year, resulting in basic and diluted loss per share of $0.70 in 2001 compared with $0.63 in 2000 and $0.58 in 1999.

Differences between Canadian and U.S. generally accepted accounting principles

        Our financial statements have been prepared in accordance with Canadian GAAP. Certain adjustments would be required if these statements were to be prepared in all material respects, in accordance with U.S. GAAP.

        To conform to U.S. GAAP, our net loss would increase by $402,000 in 2001, $10,359,000 in 2000 and $2,777,000 in 1999. In 2001, the principal difference in our net loss using U.S. GAAP rather than Canadian GAAP is due to the reversal of $541,000 in unrealized foreign exchange gain recorded under Canadian GAAP. In 2000, the release of escrow shares resulting in stock based compensation expense of $9,093,000, combined with a $372,000 in unrealized foreign exchange loss on available-for-sale securities, caused the principal differences between U.S. GAAP and Canadian GAAP. In 1999, the principal component of the difference was $2,061,000 caused by the release of escrow shares, which resulted in stock based compensation under U.S. GAAP, and a net loss of $768,000 due to dissolution of a joint venture. A complete discussion of these and other less significant differences between U.S. GAAP and Canadian GAAP are described in Note 12 to our consolidated financial statements.

        Net loss per common share under U.S. GAAP would have been $0.71, $0.88 and $0.67 in 2001, 2000, and 1999, respectively. In addition, our current assets under U.S. GAAP would have been $64,626,000 and $72,467,000 at December 31, 2001 and 2000, respectively, and our stockholders' equity under U.S. GAAP would have been $58,917,000 and $65,574,000 at December 31, 2001 and 2000, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to foreign currency fluctuations through our operations in the United States since a substantial amount of our contract research and development spending is transacted in United States dollars. However, since approximately 95% of our bioreagent product sales are in U.S. dollars, there is partial matching of U.S. currency expenses and revenues. We use the Canadian dollar as our measurement and functional currency. As a result, we translate monetary assets and liabilities into Canadian dollars at the rate of exchange prevailing at our balance sheet date and include resulting exchange gains and losses in other income. We do not currently engage in hedging or other activities to reduce exchange risk, beyond matching investments proportionately with anticipated spending, but may do so in the future under certain conditions. A substantial amount of our receivables and payables are denominated in U.S. dollars. We include resulting exchange gains and losses in operations.

        Our sales and contract research and development expenses are denominated in U.S. dollars and produce a price risk from exposure to fluctuations in the U.S. exchange rate. We do not believe this will have a material impact on our results of operations in the foreseeable future. We maintain cash equivalent and short-term investment portfolio holdings of various issuers, types, and maturity dates with various banks and investment banking institutions. We occasionally hold short-term investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 1% change in foreign currency exchange and interest rates during the year ended December 31, 2001 would have resulted in approximately $173,000 and $50,000, respectively, changes in net loss. We have not used derivative financial instruments in our investment portfolio. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $62,682,000 in cash, cash equivalents and short-term investments as of December 31, 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        REPORT OF MANAGEMENT

        Management is responsible for the preparation of the consolidated financial statements and all related information appearing in this Annual Report. The consolidated financial statements and notes have been prepared in conformity with Canadian generally accepted accounting principles and include certain amounts that are estimates based upon currently available information and management's judgement of current conditions and circumstances.

        To provide reasonable assurance that assets are safeguarded against losses from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting and other controls. Even an effective internal control system, no matter how well designed, has inherent limitations—including the possibility of circumvention or overriding of controls—and therefore can provide only reasonable assurance with respect to financial statement presentation. The system of accounting and other controls is improved and modified in response to changes in business conditions and operations and recommendations made by the independent auditors.

        The Audit Committee of the board of directors, which is composed of independent directors, meets periodically with management, and the independent auditors to review auditing, internal controls and financial reporting matters. The independent auditors periodically meet with the Audit Committee and have access to its individual members.

        The Company engaged Deloitte & Touche LLP, independent accountants, to audit the consolidated financial statements in accordance with auditing standards generally accepted in Canada and the United States of America, which includes consideration of the internal control structure.

/s/ Daniel L. Korpolinski	/s/ Donald D. Tartre
President and Chief Executive Officer	Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Stressgen Biotechnologies Corporation:

        We have audited the accompanying consolidated balance sheet of Stressgen Biotechnologies Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in Canada and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stressgen Biotechnologies Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in accordance with accounting principles generally accepted in Canada.

/s/ Deloitte & Touche LLP

January 28, 2002
San Diego, California

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

(Canadian dollars in thousands)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$33,338	$513
Short-term investments	29,344	70,054
Accounts receivable	609	626
Inventories	915	733
Other current assets	420	398

Total current assets	64,626	72,324
Capital assets	3,163	2,001

	$67,789	$74,325

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,757	$7,427
Current portion of capital lease obligations	537	431

Total current liabilities	8,294	7,858
Capital lease obligations, net of current portion	578	1,036

	8,872	8,894

Commitments and contingencies
Stockholders' equity:
Common shares and other equity—no par value; unlimited shares authorized, 57,591,888 and 49,892,271 shares issued and outstanding at December 31, 2001 and 2000, respectively	164,794	134,739
Deferred stock compensation	(630)	—
Accumulated deficit	(105,247)	(69,308)

Total stockholders' equity	58,917	65,431

	$67,789	$74,325

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Canadian dollars in thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenue:
Bioreagent sales	$5,419	$4,156	$3,274

Operating expenses:
Research and development	35,906	23,961	14,322
Selling, general and administrative	7,782	6,538	4,153
Cost of bioreagent sales	1,573	885	801

	45,261	31,384	19,276

Operating loss	(39,842)	(27,228)	(16,002)

Other income (expenses):
Interest and other income, net	4,009	1,953	782
Interest expense	(106)	(132)	(118)
Loss on joint venture	—	—	(1,400)

	3,903	1,821	(736)

Net loss	$(35,939)	$(25,407)	$(16,738)

Basic and diluted loss per common share	$(0.70)	$(0.63)	$(0.58)

Common shares used to compute basic and diluted loss per common share (in thousands)	51,205	40,621	29,013

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Canadian dollars in thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(35,939)	$(25,407)	$(16,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital assets	621	517	625
Amortization of deferred stock compensation	177	—	—
Unrealized foreign exchange (gain) loss	(1,462)	368	6
Loss on sale and leaseback of capital assets	—	—	78
Loss on joint venture	—	—	1,400
Changes in operating assets and liabilities	143	3,896	1,275

Net cash used in operating activities	(36,460)	(20,626)	(13,354)

Cash flows from investing activities:
Purchase of short-term investments	(37,095)	(86,818)	(28,543)
Sales and maturities of short-term investments	78,346	31,160	40,891
Purchase of capital assets	(1,783)	(394)	(571)
Foreign currency translation adjustment	—	—	(102)

Net cash provided by (used in) investing activities	39,468	(56,052)	11,675

Cash flows from financing activities:
Proceeds on issuance of common shares	29,248	52,763	4
Proceeds on issuance of special warrants	—	23,112	—
Proceeds from borrowings	102	—	744
Repayment of borrowings	(454)	(397)	(282)

Net cash provided by financing activities	28,896	75,478	466

Effect of exchange rate changes on cash and cash equivalents	921	4	(9)

Increase (decrease) in cash and cash equivalents	32,825	(1,196)	(1,222)
Cash and cash equivalents, beginning of year	513	1,709	2,931

Cash and cash equivalents, end of year	$33,338	$513	$1,709

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Canadian dollars in thousands)

			Common shares and other equity
	Preference shares				Warrants
							Deferred Stock Compensation	Accumulated Deficit
	Number	Amount	Number	Amount	Number	Amount			Total
Balance at January 1, 1999	300,000	$900	29,756,540	$52,460	5,572,728	$500	$—	$(27,163)	$26,697
Issued for cash on exercise of stock options	—	—	3,667	4	—	—	—	—	4
Issued on buyout of joint venture	—	—	3,015,687	5,000	—	—	—	—	5,000
Redeemed or cancelled for nominal consideration	(300,000)	(900)	—	1,400	(300,000)	(500)	—	—	—
Net loss	—	—	—	—	—	—	—	(16,738)	(16,738)

Balance at December 31, 1999	—	—	32,775,894	58,864	5,272,728	—	—	(43,901)	14,963
Issued for cash on exercise of stock options	—	—	593,550	1,010	—	—	—	—	1,010
Special Warrants issued for cash, net of issue costs	—	—	—	—	7,449,000	23,112	—	—	23,112
Issued on Special Warrants offering	—	—	—	—	744,900	—	—	—	—
Issued on exercise of Special Warrants	—	—	7,449,000	23,112	(7,449,000)	(23,112)	—	—	—
Issued for cash on exercise of Warrants	—	—	2,169,727	7,254	(2,169,727)	—	—	—	7,254
Expiration of Class A Warrants	—	—	—	—	(14,401)	—	—	—	—
Issued for cash, net of issue costs	—	—	6,904,100	44,499	—	—	—	—	44,499
Net loss	—	—	—	—	—	—	—	(25,407)	(25,407)

Balance at December 31, 2000	—	—	49,892,271	134,739	3,833,500	—	—	(69,308)	65,431
Issued for cash on exercise of stock options	—	—	423,219	973	—	—	—	—	973
Issued for cash on exercise of Warrants	—	—	577,298	2,119	(577,298)	—	—	—	2,119
Issued for cash, net of issue costs	—	—	6,699,100	26,156	—	—	—	—	26,156
Deferred stock compensation	—	—	—	807	—	—	(807)		—
Amortization of deferred stock compensation	—	—	—	—	—	—	177		177
Net loss	—	—	—	—	—	—		(35,939)	(35,939)

Balance at December 31, 2001	—	$—	57,591,888	$164,794	3,256,202	$—	$(630)	$(105,247)	$58,917

        See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements

(Canadian dollars)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Stressgen Biotechnologies Corporation ("Stressgen" or the "Company") is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company's core, exclusively licensed technology involves the fusion of heat shock proteins with viral or cancer-associated antigens. The Company is currently applying its core technology on developing treatments for virally-induced human diseases and related cancers. The Company's lead product candidate, HspE7, targets human papillomavirus-related diseases. The Company has also initiated development efforts to evaluate Hsp fusions to treat hepatitis B and research studies regarding Hsp fusions to treat herpes simplex virus and HIV. Through its bioreagent business, the Company also supplies research products to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

        These consolidated financial statements of Stressgen have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), and reflect the policies outlined below. These policies conform, in all material respects, with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except as discussed in Note 12.

Basis of presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and, until December 1999, its participation in a joint venture with Genzyme LLC. Intercompany accounts and transactions have been eliminated in consolidation.

        In order to achieve financial reporting comparability to peer companies within the biotechnology and pharmaceutical industries, the Company performed a review of the classification of its operating costs. Certain prior year balances have been reclassified to conform to the current year's presentation.

Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates are made for, but not limited to, the allowance for doubtful accounts, contract development accruals, amortization, income taxes and contingencies. Actual results may differ from those estimates.

Foreign currency translation

        The Company and its subsidiaries use the Canadian dollar as their functional currency. Monetary assets and liabilities that are denominated in U.S. dollars are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the average rate of exchange for the month of such transactions. Exchange gains and losses are included other income.

Joint venture

        The Company used the proportionate consolidation method in accounting for its investment in a joint venture, which conducted research and development activities until it was dissolved in December 1999.

Cash, cash equivalents and short-term investments

        Cash and cash equivalents consists of cash and highly liquid investments which include investment grade corporate debt securities with original maturities when acquired of three months or less. Short-term investments consist of investment grade securities, which are capable of prompt liquidation and are carried at the lower of cost plus accrued interest or quoted market value. Included in short-term investments at December 31, 2001 and 2000 are $2,000,000 of investments pledged as security for capital lease financing.

Inventories

        Inventories are valued at the lower of average cost or net realizable value.

Capital assets

        Capital assets are recorded at cost and depreciated over their estimated useful lives on a declining-balance basis, except for leasehold improvements, which are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life. The approximate annual depreciation and amortization rates are as follows:

Equipment under capital lease	20 - 30%
Furniture and equipment	20%
Computer equipment	30%
Leasehold improvements	the lesser of the lease term or the estimated useful life

Impairment of long-lived assets

        The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. The recoverability of its long-lived assets is determined by evaluating whether the carrying value of such assets can be recovered from estimated undiscounted future operating cash flows. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the assets over the asset's net realizable value. The Company has not identified any such impairment losses to date.

Fair value of financial instruments

        Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. The carrying value of the capital lease obligations approximate fair value, as the imputed interest rate is approximately equivalent to the market rates charged on similar arrangements.

Concentration of credit risk

        The Company invests its excess cash principally in investment grade corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to reflect changes in market conditions. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

        The Company extends credit on an uncollateralized basis primarily to its customers in the U.S. The Company has not experienced significant credit losses on customer's accounts.

Revenue recognition

        Revenues from product sales are recognized upon delivery to customers when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured. Revenue also includes amounts charged for shipping and handling costs.

Stock-based compensation plan

        The Company has stock-based compensation plans, which are described in Note 5. Under the plans, options are granted with an exercise price equal to the fair market value of the underlying common stock. No compensation expense is recognized for options granted at fair market value under the plans when stock options are issued to directors, employees and others. Deferred stock compensation charges arise where stock options are granted at exercise prices less than the fair value of the underlying stock and are amortized to expense over the vesting period of the option. Any consideration paid by directors, employees and others on exercise of stock options is credited to share capital.

Research and development costs

        Research costs are expensed as incurred. Development costs are expensed as incurred unless they meet certain criteria for deferral and amortization under Canadian GAAP. To date, no development costs have been deferred.

Income taxes

        Future income tax assets and liabilities relate to the expected future tax consequences of differences between the carrying amount of balance sheet items and their corresponding tax values, and for loss carry-forwards and other deductions. Future tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment.

Net loss per share

        Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents (options and warrants) in the number of shares used for the diluted computation would be anti-dilutive. Contingently issuable (escrow) shares of common stock of 1,212,301 have been excluded from the computation of net loss per share for the year ended December 31, 1999.

2. SHORT-TERM INVESTMENTS

        The following table provides the carrying value of short-term investments:

	December 31
	2001	2000
	(In thousands)
Certificates of deposit	$—	$8,132
Corporate debt securities	29,344	52,588
U.S. government agencies debt securities	—	9,334

	$29,344	$70,054

        At December 31, 2001 and 2000, short-term investments had a market value of $29,344,000 and $70,200,000, respectively.

3. BALANCE SHEET DETAILS

        The following tables provide details of selected balance sheet items:

	December 31
	2001	2000
	(In thousands)
Accounts receivable:
Trade accounts receivable	$649	$665
Less: allowance for doubtful accounts	(40)	(39)

	$609	$626

Inventories:
Raw materials and work in process	$464	$359
Finished goods	451	374

	$915	$733

Capital assets:
Equipment under capital lease	$2,672	$2,570
Laboratory equipment	2,157	1,050
Furniture and fixtures	298	174
Computer equipment	624	359
Leasehold improvements	515	330

	6,266	4,483
Less accumulated depreciation and amortization	(3,103)	(2,482)

	$3,163	$2,001

Accounts payable and accrued liabilites:
Trade accounts payable	$6,764	$6,400
Accrued liabilities	993	1,027

	$7,757	$7,427

4. COMMITMENTS AND CONTINGENCIES

Leases

        The Company has entered into operating lease agreements expiring at various times through 2005 for office and laboratory space, which require the Company to make minimum lease payments, plus a share of operating costs, taxes, insurance and maintenance.

        The Company also leases certain equipment under capital lease agreements. At December 31, 2001, $1,115,000 was outstanding under these agreements in the form of fixed rate capital leases. Capital lease obligations are repayable in monthly installments of $48,000 including interest at rates that vary from 6.25% to 8.45% (2000—7.50% and 8.45%) and are secured by specific equipment and certain short-term investments. At December 31, 2001 and 2000, equipment under capital lease had a net book value of $1,192,000 and $1,404,000 net of accumulated amortization of $1,480,000 and $1,166,000, respectively.

        Total future minimum lease commitments under operating and capital leases are as follows:

	Operating	Capital
	(In thousands)
Year ending December 31,
2002	$687	$605
2003	720	353
2004	563	217
2005	397	55

Total	$2,367	1,230

Less: amount representing interest		(115)

Present value of minimum lease payments		1,115
Less: current portion		(537)

Long term capital lease obligations		$578

Patent License Agreement

        The Company has a worldwide, exclusive license agreement with Massachusetts Institute of Technology and the Whitehead Institute for Biomedical Research. The patents and patent applications covered by this license agreement include various pending applications and continuation-in-part applications and their foreign counterparts, including patent applications filed in the United States, Canada and Japan in 1994 for the use of Hsp fusions with viral or cancer-associated antigens as immunotherapeutics.

5. STOCKHOLDERS' EQUITY

Common Shares

        In 2001, the stockholders resolved to continue the Company under the laws of the Yukon Territory and, as a result, the authorized common share capital of the Company became unlimited.

1998 Special Warrants

        In 1998, the Company completed an offering of 4,000,000 Special Warrants at a price of $3.30 each for gross proceeds of $13,200,000; the Company also completed the sale of 3,030,303 Special Warrants at a price of U.S. $2.27 each for gross proceeds of $10,000,000 (U.S. $6,878,000). The Company incurred total share issue costs of $1,143,000 on the offerings. Each Special Warrant was converted into one fully paid common share of the Company, 0.25 of a Class A Warrant and 0.5 of a Class B Warrant. The Class A Warrants expired in 2000.

        Each whole Class B Warrant entitles the holder to acquire one additional common share on or before June 11, 2003. The exercise price is $3.30 for each Class B Warrant (or U.S. $2.27). At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise. At December 31, 2001, 3,256,202 Class B Warrants remained outstanding.

2000 Special Warrants

        In 2000, the Company completed an offering of 7,449,000 Special Warrants at a price of $3.40 per Warrant for gross proceeds of $25,327,000. The Company incurred total share issue costs on the offering of $2,215,000. Each Special Warrant was converted into one common share of the Company without additional payment. In connection with the offering, the Company issued 744,900 underwriters' special warrants, exercisable at $3.68 per warrant into 744,900 common shares on or before August 2, 2001. In 2001, the Company received approximately $2,119,000 on the exercise of the remaining 577,298 Special Warrants.

Common Share Financings

        In 2000, the Company completed an offering for 6,904,100 common shares at $7.00 per share for gross proceeds of $48,329,000. The Company incurred total share issue costs on the offering of $3,830,000. In 2001, the Company completed an offering for 6,699,100 common shares at $4.15 per share for gross proceeds of $27,801,000. The Company incurred total share issue costs on the offering of $1,645,000.

Escrow Shares

        Included in the issued share capital at December 31, 1999 were 1,212,301 common shares, which were held in trust pursuant to an escrow agreement. The relevant regulatory authorities approved the release of these escrowed common shares during 2000 as the Company initiated a Phase II clinical trial for one of its product candidates.

Employee Share Option Plans

        Under the 1996 Incentive Stock Option Plan (the "1996 Plan"), the Company may grant options to directors, employees and certain other individuals. Under the terms of the 1996 Plan, the number of common shares reserved for issuance pursuant to the grant of options may not exceed 4,000,000 common shares. The Company does not intend to make future grants of stock options under the 1996 Plan.

        In 2001, the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the "2001 Plan"). Between the date of grant and stockholder approval, the market price of the Company's common stock increased resulting in deferred compensation of $807,000 associated with these options. The deferred compensation will be amortized to expense over the vesting period of the granted options, which have been applied to the 2001 Plan. The stockholders approved adoption of the 2001 Plan reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options. At December 31, 2001, the Company had available an aggregate of 2,241,741 shares for future grants of stock options under the 2001 Plan.

        The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 1999	2,009,160	$2.45
Granted	916,400	1.78
Exercised	(3,667)	1.12
Cancelled	(409,593)	2.75

Balance at December 31, 1999	2,512,300	2.16
Granted	1,556,500	6.05
Exercised	(593,550)	1.70
Cancelled	(101,073)	1.63

Balance at December 31, 2000	3,374,177	4.05
Granted	1,415,000	5.24
Exercised	(423,219)	2.30
Cancelled	(190,375)	4.92

Balance at December 31, 2001	4,175,583	$4.59

        The following table summarizes information related to all stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.22-$1.97	693,822	5.9	$1.74	693,822	$1.74
$2.30-$2.85	248,110	1.2	2.74	248,110	2.74
$3.01-$3.65	444,225	2.2	3.12	384,891	3.09
$4.10-$5.85	1,010,426	8.7	4.83	273,800	4.74
$6.00-$8.00	1,779,000	8.6	6.21	1,035,508	6.21

	4,175,583			2,636,131

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements

(Canadian dollars)

6. INCOME TAXES

        The reported income tax recovery differs from the amount computed by applying the Canadian basic statutory rates to the net loss. The reasons for this difference and the related tax effects are as follows:

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Canadian basic statutory tax rates	45%	45%	45%

Expected income tax recovery	$6,287	$(11,433)	$(7,633)
Foreign tax rate differences	456	252	627
Losses producing current benefit	(7,412)	—	—
Losses producing no current tax benefit	1,611	5,922	6,459
Non-deductible expenses and other deductions	136	685	655
Research and development tax credits	(193)	1,892	—
Benefit of temporary differences (recognized) not recognized	(885)	2,682	(108)

	$—	$—	$—

        Future income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company's future tax assets and liabilities are as follows:

	December 31,
	2001	2000
	(In thousands)
Future income tax assets:
Tax loss carry-forwards	$13,498	$20,910
Research and development expenses	4,957	5,151
Book and tax base differences on assets and liabilities	2,384	3,269

Total future income tax assets	20,839	29,330
Valuation allowance for future income tax assets	(20,839)	(29,330)

Net future income tax assets	$—	$—

Future income tax liabilities:
Book and tax base differences on assets and liabilities	$—	$—

Net future income tax liabilities	$—	$—

        Due to the uncertainty surrounding the realization of the future income tax assets, the Company has a 100% valuation allowance against its future income tax assets. The valuation allowance decreased by $8,491,000 during the year 2001.

        At December 31, 2001, the Company has approximately $11,110,000 of scientific research and experimental development expenditures available for unlimited carry forward, $34,163,000 of non-capital losses expiring between 2006 and 2007 and $4,137,000 of unclaimed investment tax credits expiring between 2002 and 2011, all of which may be used to reduce future Canadian income taxes otherwise payable. In addition, the Company has U.S. $3,000,000 of net operating losses expiring between 2011 and 2021, which may be used to reduce future U.S. income taxes otherwise payable. Approximately $50,000,000 of Canadian non-capital loss carryforwards were utilized in 2001 due to a license of intellectual property to a new wholly-owned subsidiary, which falls outside the Canadian tax jurisdiction. Through the operations of this new subsidiary, the Company is expected to further the commercialization of HspE7 and other potential future products.

7. RELATED PARTY TRANSACTIONS

        In 2001, the Company paid to certain directors consulting fees of $50,000 (2000—$70,833; 1999—$100,000).

8. SEGMENTED INFORMATION

        The Company manages its operations in two reportable segments, Biotechnology and Bioreagents. Revenues are allocated to the countries based on customer locations.

	Years ended December 31,
	2001	2000	1999
	(In thousands)
Biotechnology
Expenses:
Research and development	$34,906	$23,528	$13,597
Selling, general and administrative	6,310	5,070	2,832

Operating loss	$(41,216)	$(28,598)	$(16,429)

Bioreagents
Sales:
U.S.	$3,514	$2,668	$2,185
Canada	276	203	145
Other	1,629	1,285	944

	5,419	4,156	3,274

Expenses:
Research and development	1,000	433	725
Selling, general and administratiove	1,472	1,468	1,321
Cost of bioreagent sales	1,573	885	801

	4,045	2,786	2,847

Operating income	$1,374	$1,370	$427

Totals
Revenues	$5,419	$4,156	$3,274

Expenses:
Research and development	35,906	23,961	14,322
Selling, general and administrative	7,782	6,538	4,153
Cost of bioreagent sales	1,573	885	801

	45,261	31,384	19,276

Operating loss	$(39,842)	$(27,228)	$(16,002)

        The Company does not allocate interest and other income, and interest on capital lease obligations, nor does it allocate capital assets, to each segment.

        Long-lived capital assets are allocated geographically as follows:

	December 31,
	2001	2000
	(In thousands)
U.S.	$274	$95
Canada	2,889	1,906

	$3,163	$2,001

9. JOINT VENTURE

        In 1997, the Canadian Medical Discoveries Fund ("CMDF") provided initial financing of $10,000,000 for the Stressgen/Genzyme LLC joint venture (the "JV") through a loan and equity investment. Under the terms of the agreement, CMDF had the right to require the Company and Genzyme (the "joint venturers") to repay the CMDF investment plus interest at bank prime rate plus 1%. Such repayments could be made at the Company's option, in cash, shares or both.

        In 1999, CMDF exercised its Repayment Right and the joint venturers acquired CMDF's investment in the JV. The Company paid for its share of CMDF's investment plus interest thereon by issuing 3,015,687 common shares at a value of $5,000,000 resulting in a loss of $1,400,000. In addition, the Company cancelled the CMDF warrants and redeemed the Series 1 Preference shares for nominal consideration, and recorded contributed surplus of $1,400,000. Also in 1999, the joint venturers dissolved the JV and distributed its net assets, and the Company included total operating expenses of $908,000 and cash flows of $1,077,000, reflecting their proportionate share of the JV to the date of dissolution, in the consolidated statements of operations and cash flows.

10. SUPPLEMENTAL CASH FLOW INFORMATION

        The change in operating assets and liabilities:

	December 31,
	2001	2000	1999
	(In thousands)
Accounts receivable	$17	$(15)	$236
Inventories	(182)	(235)	(109)
Other current assets	(22)	(256)	(201)
Accounts payable and accrued liabilities	330	4,402	1,349

	$143	$3,896	$1,275

Supplemental disclosures of cash flows:
Interest paid	$106	$132	$113

Supplemental disclosures of non-cash investing and financing transactions:
Deferred stock compensation	$807	$—	$—
Common shares issued on acquisition of investment in joint venture	—	—	5,000
Redemption of Series I Preference shares	—	—	(900)
Cancellation of warrants	—	—	(500)
Common shares issued on conversion of Special Warrants	—	23,112	—

11. INTERIM FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2001
Net Revenues
Canadian and U.S. GAAP	$1,440	$1,289	$1,256	$1,434
Research and development expenses
Canadian and U.S. GAAP	10,422	7,071	8,096	10,317
Net Loss
Canadian GAAP	(9,116)	(8,221)	(7,294)	(11,308)
U.S. GAAP	(9,682)	(8,216)	(8,006)	(10,437)
Basic loss per common share
Canadian GAAP	$(0.18)	$(0.16)	$(0.14)	$(0.22)
U.S. GAAP	$(0.19)	$(0.16)	$(0.16)	$(0.20)
2000
Net Revenues
Canadian and U.S. GAAP	$985	$898	$1,194	$1,079
Research and development expenses
Canadian and U.S. GAAP	3,986	4,999	4,798	10,178
Net Loss
Canadian GAAP	(4,315)	(5,847)	(4,166)	(11,079)
U.S. GAAP	(13,408)	(5,844)	(4,979)	(11,535)
Basic loss per common share
Canadian GAAP	$(0.13)	$(0.15)	$(0.09)	$(0.22)
U.S. GAAP	$(0.40)	$(0.15)	$(0.11)	$(0.23)

12. THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

        These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform, in all material respects, to U.S. GAAP.

        Effect on the consolidated financial statements:

  Balance Sheet

	December 31,
	2001	2000
	(In thousands)
Current assets under Canadian GAAP	$64,626	$72,324
Adjustment to carrying value of short-term investments classified as available-for-sale securities(b)	—	143

Current assets under U.S. GAAP	$64,626	$72,467

Stockholders' equity under Canadian GAAP	$58,917	$65,431
Unrealized holding gains on available-for-sale securities(b)	—	143

Stockholders' equity under U.S. GAAP	$58,917	$65,574

  Statement of Operations

	Years ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Net loss under Canadian GAAP	$(35,939)	$(25,407)	$(16,738)
Adjustment to equity loss of joint venture(a)	—	—	(881)
Dissolution of joint venture(a)	—	—	(787)
Reversal of unrealized foreign exchange (gain) loss on available-for-sale securities(b)	(541)	372	(3)
Reversal of write-down of short-term investments(b)	220	36	55
Stock-based compensation expense on escrow shares(c)	—	(9,093)	(2,061)
Gain on redemption of preferance shares(d)	—	—	900
Stock-based compensation expense on stock options(e)	(81)	(1,674)	—

Net loss under U.S. GAAP	$(36,341)	$(35,766)	$(19,515)

Basic loss per common share under Canadian GAAP	$(0.70)	$(0.63)	$(0.58)

Basic loss per common share under U.S. GAAP	$(0.71)	$(0.88)	$(0.67)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	51,205	40,621	29,013

  Statement of Cash Flows

	December 31,
	2001	2000	1999
	(In thousands)
Net cash used in operating activities under Canadian GAAP	$(36,460)	$(20,626)	$(13,354)
Equity interest in joint venture(a)	—	—	904

Net cash used in operating activities under U.S. GAAP	$(36,460)	$(20,626)	$(12,450)

Net cash provided by (used in) investing activities under Canadian GAAP	$39,468	$(56,052)	$11,675
Equity interest in joint venture(a)	—	—	1,048

Net cash provided by (used in) investing activities under U.S. GAAP	$39,468	$(56,052)	$12,723

Net cash provided by financing activities under Canadian and U.S. GAAP	$28,896	$75,478	$466

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

  (b)
  Under U.S. GAAP, Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its short-term securities as available-for-sale and, accordingly, has included the changes in net unrealized holding gains or losses on these securities in other comprehensive income rather than in operations. In 2001, management determined that certain unrealized foreign exchange gains and losses should be reflected in the determination of net loss under US GAAP and, as a result, the adjustments related to available-for-sale securities for fiscal 2000 and 1999 have been restated from those previously reported. There was no material impact on previously reported comprehensive net loss under US GAAP.

        SFAS No. 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.

	Years ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Net loss under U.S. GAAP	$(36,341)	$(35,766)	$(19,515)
Other comprehensive income
Adjustment to unrealized foreign exchange and market gains (losses) on available-for-sale investments	178	(265)	(240)

Comprehensive net loss under U.S. GAAP	$(36,163)	$(36,031)	$(19,755)

Comprehensive loss per share under U.S. GAAP	$(0.71)	$(0.89)	$(0.68)

  (c)
  In accordance with the provisions of Accounting Principle Board ("APB") Opinion No.25 for recording the value of contingently issuable (escrow) shares, the Company has recorded compensation expense on the release of these shares based upon the excess of the market value over cost of the common shares on the dates that release was assured over their paid up amount. At December 31, 2001, there were no common shares held in escrow.

  (c)
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

  (e)
  As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB Opinion No. 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. When the exercise price of the employee stock options is less than the fair value of the underlying stock on the date of grant, the Company records deferred stock compensation for the difference and amortizes this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, and recognized over the related service period. In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB 25. The compensation expense of $81,000 and $1,674,000 in 2001 and 2000, respectively, results from former employees becoming independent contractors and from option grants to non-employees.

        SFAS No. 123 requires presentation of pro forma information as if the Company had accounted for its employee stock option grants under the fair value method. The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years. For purposes of pro forma disclosure, the estimated fair value of the options at the date of the grant is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have increased as follows:

	Years ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Net loss under U.S. GAAP	$(36,341)	$(35,766)	$(19,515)

Pro forma net loss	$(40,973)	$(37,942)	$(20,748)

Basic loss per common share under U.S. GAAP	$(0.71)	$(0.88)	$(0.67)

Pro forma basic loss per common share under U.S. GAAP	$(0.80)	$(0.93)	$(0.72)

        The weighted-average per-share fair values of the individual options granted during 2001, 2000 and 1999 were as follows on the date of grant:

Years ended December 31,
2001	2000	1999
$2.50	$4.47	$1.30

        The fair values of the options were determined using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2001	2000	1999
Dividend yield	0%	0%	0%
Volatility	55%	108%	60%
Risk-free interest rate	3.57%	5.91%	5.57%
Expected life	4 years	4 years	5-10 years
  (f)
  SFAS No. 109, Accounting for Income Taxes, requires the Company to calculate its future income taxes using only enacted tax rates. This differs from Canadian GAAP, which uses substantially enacted tax rates. Since any change in the carrying value of the Company's future income tax assets would be offset by a 100% valuation allowance, there would be no effect on the Company's financial position or results of operations.

  (g)
  In July 1999, the FASB announced a delay of the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 for U.S. GAAP purposes on January 1, 2001 with no material effect on the Company's financial position or results of operations.

  (h)
  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 had no effect on the financial position or results of operations of the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

        Certain information about our directors and executive officers, the positions held by them and their ages as of March 1, 2002 are as follows:

Name	Age	Position
William A. Cochrane, M.D., (1)(2)	75	Director and Chairman of the Board of Directors
Joann Data, M.D., Ph.D.	57	Director
Darrell Elliott (3)	55	Director
Kenneth Galbraith (3)	39	Director
Yad Garcha (3)	43	Director
Richard M. Glickman (1)	43	Director and Vice-Chairman of the Board of Directors
Steven C. Mendell (2)	60	Director
Jay M. Short, Ph.D. (1)	43	Director
Richard A. Young	47	Director
Daniel L. Korpolinski	59	Director, President and Chief Executive Officer
John R. Neefe, M.D.	58	Vice President, Clinical Research and Regulatory Affairs
Marvin I. Siegel, Ph.D.	55	Executive Vice President, Research and Development
Donald D. Tartre	41	Vice President & Chief Financial Officer

(1)
Member of the Compensation Committee
(2)
Member of the Governance Committee
(3)
Member of the Audit Committee

        WILLIAM A. COCHRANE, M.D. has served as one of our directors since March 1994. Dr. Cochrane has been President of W.A. Cochrane & Associates Inc., a company specializing in health products investment consulting, since June 1989. He is an Officer of the Order of Canada and a recipient of the Queens Jubilee Medal. From September 1978 to December 1988, Dr. Cochrane was the Chief Executive Officer and Chairman of Connaught Laboratories Ltd., a vaccine developer and manufacturer. His previous experience includes serving as the Deputy Minister of Health Services for the Province of Alberta, as President and Vice-Chancellor of the University of Calgary and as the Dean of Medicine at the University of Calgary. He has also served on the board of directors of a number of companies including Connaught Laboratories Ltd., Monsanto Canada Inc. and Fluor/Daniel Canada Inc. Dr. Cochrane received his M.D. from the University of Toronto.

        JOANN L. DATA, M.D., PH.D. joined the Stressgen board of directors effective October 1, 2001. She has served at Amylin Pharmaceuticals, Inc. as Senior Vice president of Regulatory Affairs and Quality Assurance since August 1999. Dr. Data previously served as Executive Vice President, Product Development and Regulatory Affairs for CoCensys. Her prior experience includes several positions at the Upjohn Company, including Corporate Vice President for Pharmaceutical Regulatory Affairs and Project Management, and a number of positions at Hoffmann-La Roche, including Vice President of Clinical Research and Development. Dr. Data has been an adjunct assistant professor in medicine and pharmacology at Duke University Medical Center since 1982 and at Cornell Medical Center since 1986. She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

        DARRELL ELLIOTT has served as one of our directors since December 1999. Since August 1999, he has been Senior Vice President for MDS Capital Corp., a health care venture capital organization. He has extensive board experience and has served on the board of directors of several Canadian public and private companies, including Inex Pharmaceuticals Corp. since August 1995, Star Biotech Inc. since January 1998, Cardiome Pharma Corp since January 1999, Chromos Molecular Systems Inc. since July 1999, GenSci Regeneration Sciences Inc. since December 1999, Neuromed Technologies Inc. since December 2000, Cognetix, Inc. since August 2001 and Protiva Biotherapeutics Inc. since November 2001. Mr. Elliott was Regional Vice President of Royal Bank Capital Corporation (RBCC) from December 1989 to January 1994 and from August 1994 to August 1998. He was also founder and Managing Director of RBCCs Life Sciences fund in 1994. Mr. Elliott received his BA Economics degree from the University of South Africa (Pretoria).

        KENNETH GALBRAITH has served as one of our directors since May 2000. Mr. Galbraith has been the President of Gigha Consulting Ltd., a technology consulting and investment management company, since October 2000. Mr. Galbraith has served as a director of several private and public biotechnology companies, including Micrologix Biotech Inc. since March 2001, Angiotech Pharmaceuticals since March 2000, Kinetek Pharmaceuticals since October 2000, Active Pass Pharmaceuticals since October 1999 and Neuro Discovery Inc. since November 2001. From February 1988 to October 2000 he was employed by QLT Inc., a biotechnology company, where he progressed to the position of Executive Vice President and Chief Financial Officer. Mr. Galbraith was a founding Director and Chairman of the B.C. Biotechnology Alliance and a former Chair of one of Canada's Centres of Excellence Networks, the Canadian Bacterial Diseases Network. He is also a director of the Michael Smith Foundation for Health Research. Mr. Galbriath received his B.Com.(Honours) degree from the University of British Columbia and was admitted in British Columbia as a Chartered Accountant in 1988.

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

        RICHARD M. GLICKMAN, one of our co-founders, has served as one of our directors since April 1990 and has been Vice-Chairman of our Board of Directors since May 2000. Mr. Glickman has been the Chief Executive Officer and the Chairman of Aspreva Pharmaceuticals Corp., a pharmaceutical company, since January 2002. He has been a Director of Kinexus Bioinformatics Corp., a bioinformatics company, since April 2001, a Director of TheraMed Capital Corp., a capital pool company, since January 2001, a Director of Epic Biosonics Incorporated, a medical device company, since Fall 2000, and the Chairman of Vigil Health Management, a behavior informatics company, since June 2000. He has served as a member of the Board of Directors of the Genetic Diseases Network, a Canadian National Centre of Excellence since Spring 1995 and has served on the British Columbia

Knowledge Development Fund, a government granting agent, since Spring 2000. Mr. Glickman was our President and Chief Executive Officer from April 1990 to May 2000. Mr. Glickman was also a founder of Probtec Corporation, a national drug design and molecular genetics company, where he served as Vice-President of Corporate Development from the Fall of 1986 to Fall 1989. Additional experience of Mr. Glickman includes his service as the Chairman of the British Columbia Biotechnology Alliance and as a member of the Canadian federal government's National Biotechnology Advisory Committee. Mr. Glickman graduated from the Department of Immunology and Microbiology at McGill University, Montreal.

        STEVEN C. MENDELL has served as one of our directors since December 1996. Mr. Mendell has been President and Chief Executive Officer of LMA North America Inc. and LMA International N.V., leaders in the marketing and sale of devices for anesthesia and airway management, since June 1999 and December 2000, respectively. From February 1998 to June 1999, Mr. Mendell served as Chairman and President of Selective Genetics, Inc. From April 1993 to July 1998, he was President and Chief Executive Officer of Prizm Pharmaceuticals, Inc., a private company engaged in the development of gene therapy products for tissue regeneration and repair which became Selective Genetics, Inc. through a merger. From 1986 to April 1992, Mr. Mendell was Chief Executive Officer and Chairman of Xoma Corporation, a biopharmaceutical company, a company where he has served as a director since 1984. Mr. Mendell also served as a director of Ciblex Corporation, a private company engaged in the development of small molecules to block the release of disease-causing proteins. His previous experience includes senior domestic and international positions with Becton Dickinson and Co., a public medical supply and device company. Mr. Mendell graduated from the University of California, Santa Barbara, is a member of the Foundation Board of Directors, and received a graduate degree from the American Graduate School of International Management.

        JAY M. SHORT, PH.D. has served as one of our directors since March 1994. Dr. Short has been President, Chief Executive Officer, Chief Technology Officer, and a director for Diversa Corporation, a biotechnology company, since September 1994. Since February 1995 Dr. Short has also served as a director for Invitrogen Corporation, a biotechnology company. He previously served at biotechnology companies Stratacyte, Inc., as President and Strategene Cloning Systems from September 1985 to September 1994 as Vice President of Research and Development and Operations. Dr. Short received a Ph.D. in biochemistry from Case Western Reserve University.

        RICHARD A. YOUNG, PH.D. has served as one of our directors since June 1995. Dr. Young has been a Professor in the Department of Biology, MIT and a member of the Whitehead Institute of Biomedical Research since September 1984. Dr. Young is an expert in recombinant vaccine development and a researcher in the immunology of stress proteins and their uses in vaccine preparation and therapy. Dr. Young received his Ph.D. in molecular biophysics and biochemistry from Yale University and conducted extensive post-doctoral research at the Swiss Institute for Experimental Cancer Research and at Stanford University.

        DANIEL L. KORPOLINSKI has served as our President and Chief Executive Officer, U.S. Operations, since March 2000, and as one of our directors and our President and Chief Executive Officer since May 2000. Mr. Korpolinski was President and CEO of Copley Pharmaceutical Inc., a generic pharmaceutical company, from September 1998 until the company was acquired by Teva Pharmaceutical Industries Ltd. in September 1999, and was one of the directors of Copley from August 1998 until it was acquired. Mr. Korpolinski served as President and Chief Executive Officer of Prodromics On Line, a software company, from June 1997 until August 1998. Mr. Korpolinski served as the President and Chief Executive Officer of CoCensys Inc., a biotechnology company, from October 1991 to October 1996. From 1988 to 1991, Mr. Korpolinski was President of Adria Laboratories North America, an oncology company. Mr. Korpolinski received his B.S. from Niagra University in New York.

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

        MARVIN I. SIEGEL, PH.D. has served as our Executive Vice President, Research & Development since March 1997. Dr. Siegel was a director of Delta Pharmaceuticals, Inc., a Chapel Hill, North Carolina pharmaceutical company from the first quarter of 1997 through the first quarter of 1999. From February 1995 to February 1997, Dr. Siegel was Vice President in charge of science and research and development, Terrapin Technologies Inc., a South San Francisco, California private company specializing in drugs for allergy, oncology and diabetes, which is now a public company known as Telik Inc. Dr. Siegel was a senior executive with Schering-Plough Research Institute in Kenilworth, N.J., from May 1982 to February 1994 where he was responsible for biological research in immunology and allergy. From August 1975 to May 1982 Dr. Siegel was a research scientist at Burroughs Wellcome Company in Research Triangle Park, NC. He has attained academic appointments at Rutgers University and at the School of Medicine of the University of North Carolina at Chapel Hill. Dr. Siegel received his B.S. from Lafayette College, his M.A. from Columbia University and his Ph.D. from The Johns Hopkins University School of Medicine in 1973. He is a Fellow of the American Academy of Asthma, Allergy and Immunology and of the American Institute of Chemists.

        DONALD D. TARTRE has served as our Vice President and Chief Financial Officer since March 2001. Mr. Tartre previously served as Vice President, Finance and Planning and Corporate Controller with Agouron Pharmaceuticals, Inc., formerly a public biotechnology company engaged in the discovery, development and marketing of pharmaceutical products that became a subsidiary of Pfizer Inc. in 2000, from June 1997 to March 2001. He served as Controller of Gen-Probe Incorporated, a bioscience company in the medical diagnostics industry from February 1990 to June 1997. Before entering the pharmaceutical/biotechnology industry, Mr. Tartre provided accounting, audit and consulting services to publicly traded healthcare and technology companies while serving with Ernst & Young for seven years. Mr. Tartre is a Certified Public Accountant and a Certified Management Accountant, and received a B.S. in business administration from the University of Southern California.

        Each officer serves at the discretion of our Board of Directors. Our Articles permit the authorized number of directors to range from three to fifteen directors. We currently have eleven directors authorized, including one vacant position.

Board Committees

        Our Board of Directors has established three standing committees, the Audit Committee, the Compensation Committee and our Governance Committee. Our Board of Directors has delegated certain responsibilities to each of these Committees and has also instructed each of them to perform certain advisory functions and make recommendations and report to our Board of Directors. Where considered prudent, certain matters falling under the responsibility of these Committees are at times dealt with at a meeting of the entire Board of Directors. Additional committees are established from time to time for particular purposes.

        The Audit Committee meets with our financial management and the independent auditors to review and inquire into matters affecting financial reporting matters, the system of internal accounting and financial controls and procedures and audit procedures and plans. This Committee also makes recommendations to our Board of Directors regarding the appointment of independent auditors. In addition, the Audit Committee reviews and recommends for approval to our Board of Directors our annual financial statements, annual report and certain other documents regulatory authorities require. The Audit Committee is also responsible for approving the policies under which our financial management may invest the funds in excess of those required for current operations. In 2001, the Audit Committee met five times. This committee is composed of three directors: Yad Garcha, Kenneth Galbraith and Darrell Elliott, none of whom is one of our current or former officers.

        The Compensation Committee is responsible for establishing and monitoring our long range plans and programs for attracting, training, developing and motivating employees. This Committee reviews recommendations for the appointment of persons to senior executive positions, considers terms of employment, including succession planning and matters of compensation and recommends awards under our 2001 Equity Incentive Plan. In 2001, this committee met four times. The Compensation Committee is composed of three directors: William A. Cochrane, M.D, Richard M. Glickman and Jay M. Short, Ph.D.

        The Governance Committee is responsible for identifying, evaluating and recommending nominees for our Board of Directors and reviewing incumbent directors for re-election to our Board of Directors. Incumbent and potential new directors are evaluated by this Committee with the objective of obtaining a balanced mix of Board members with the experience and expertise to ensure that our Board of Directors is composed of individuals who will best serve our interests and assist management in reaching our strategic goals. This committee met once in 2001. The Governance Committee is composed of three directors: William A. Cochrane, M.D., Steven C. Mendell and Richard A. Young, Ph.D.

Item 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

        William A. Cochrane, M.D. is entitled to receive $15,000 annually per year for his service as the Chairman of our Board, and an additional fee of $2,000 per meeting attended. Each of our other non-employee directors is entitled to receive $6,000 per year for such person's service as a director, and $1,500 per meeting attended. In addition, directors who serve on the Audit and Compensation Committees receive one-half the normal meeting fee for each committee meeting attended. We also reimburse directors for expenses incurred on our behalf, including expenses associated with attendance at meetings of our Board of Directors.

        Our non-employee directors receive options to acquire 10,000 shares annually after the annual general meeting of shareholders, other than the Chairman of the Board, who receives an option to acquire 15,000 shares. In early 2001 Mr. Galbraith, Mr. Garcha and Mr. Elliott each received an option to acquire 50,000 shares and in late 2001 Dr. Data received an option to acquire 30,000 shares, in consideration for these directors' initial years of service on the Board of Directors. The exercise price per share of options granted for service on the board of directors is the fair market value of our common stock on the date of grant (based on the closing sales price reported on the Toronto Stock Exchange for the day before the date of grant).

Compensation Committee Interlocks and Insider Participation

        Our former President and Chief Executive Officer, Mr. Glickman, who was a director throughout the year, served on the Compensation Committee during 2001.

Report of Compensation Committee

        The Compensation Committee is currently composed of William A. Cochrane, M.D., Richard M. Glickman and Jay M. Short, Ph.D., all directors who are not employees. The Compensation Committee is responsible for establishing and administering our executive compensation policies and programs as well as salary and benefit levels. The Committee makes recommendations to our Board of Directors, which gives final approval in compensation matters.

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

    (a)
    Compensation should be related to the value created for shareholders.
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

Base Salary

        Base salary is targeted at the competitive median for similar U.S. and Canadian companies in the biotechnology industry. For the purpose of establishing these levels, the Compensation Committee reviews competitive market data.

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

Compensation of the Chief Executive Officer

        Mr. Korpolinski's base salary of U.S. $367,500 in 2001 was determined based on an evaluation of the salaries of Chief Executive Officers of comparable companies and Mr. Korpolinski's experience, in accordance with the policies noted above. His bonuses of U.S. $140,000 in March 2001 relating to his performance from March 2000 to March 2001 and of $128,625 in January 2002 relating to his performance from March 2001 to December 31, 2001 were determined based upon an evaluation of his performance against criteria established after his first twelve months as an employee by the Compensation Committee, including the company's level of operations, development of HspE7, increased biochemical sales, and operations within budget.

Compensation of Executive Officers

        The following table sets forth, in U.S. dollars, all compensation awarded or paid to and earned by, our Chief Executive Officer during the fiscal years ended December 31, 2001, 2000 and 1999 as well as the three executive officers whose salary and bonus were in excess of U.S. $100,000 for services rendered to us during the years ended December 31, 2001, 2000 and 1999.

Summary Compensation Table, in U.S. Dollars

	Annual compensation						Long term Compensation Securities Underlying Options
Name and Principal Position	Year	Salary	Bonus		Other Compen- sation
Daniel L. Korpolinski President and Chief Executive Officer(1)	2001 2000	$364,583 277,083	$140,000 —	(2)	$125,131 70,607	(3) (3)	— 1,000,000	(4)
John R. Neefe, M.D. Vice President, Clinical and Regulatory Affairs	2001 2000 1999	275,000 253,472 199,493	62,500 20,000 40,000	(5)	— — —		50,000 — 45,000	(6)
Marvin I. Siegel, Ph.D. Executive Vice President, Research and Development	2001 2000 1999	251,450 235,000 206,696	58,750 44,625 —	(7)	— —39,351	(9)	50,000 45,000 —	(8)
Donald D. Tartre Vice President and Chief Financial Officer(10)	2001	185,795	35,000	(11)	—		200,000	(12)

(1)	Mr. Korpolinski commenced employment on March 13, 2000.
(2)	Amount represents a bonus granted in March 2001, which related to Mr. Korpolinski's performance from March 13, 2000 to March 13, 2001, but excludes a $128,625 bonus granted in January 2002, which related to Mr. Korpolinski's performance from March 13, 2001 through December 31, 2001.

(3)	Amount includes medical premiums, life insurance premiums, housing and automobile costs, and amounts paid under Mr. Korpolinski's contract to compensate for the differential between the Canadian and U.S. effective tax rates.
(4)	Amount excludes 100,000 options granted in January 2002 relating to Mr. Korpolinski's 2001 performance.
(5)	Amount excludes a $68,750 bonus granted in January 2002 relating to Dr. Neefe's performance from December 14, 2000 through December 31, 2001.
(6)	Amount excludes 50,000 options granted in January 2002 relating to Dr. Neefe's 2001 performance.
(7)	Amount excludes a $50,290 bonus granted in January 2002 relating to Dr. Siegel's performance from February 5, 2001 through December 31, 2001.
(8)	Amount excludes 30,000 options granted in January 2002 relating to Mr. Siegel's 2001 performance.
(9)	Amount includes extended medical premiums, long-term disability premiums and a moving allowance.
(10)	Mr. Tartre commenced employment on March 5, 2001.
(11)	Amount includes a signing bonus but excludes a $46,875 bonus granted in January 2002 relating to Mr. Tartre's performance from March 5, 2001 through December 31, 2001.
(12)	Amount includes sign-on options but excludes 40,000 options granted in January 2002 relating to Mr. Tartre's 2001 performance.

Stock Option Grants And Exercises In Last Fiscal Year

        We grant options to our executive officers to purchase our common stock under our 2001 Equity Incentive Plan. Once the 2001 Plan was approved by our shareholders we ceased to grant options under our 1996 Share Incentive Plan. As of December 31, 2001, options to purchase a total of 1,258,259 shares were issued and outstanding under the 2001 Plan and 2,917,324 shares were outstanding under the 1996 Plan. Options to purchase 2,241,741 shares remained available for grant under the 2001 Plan. The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2001 to our executive officers named in the summary compensation table:

	Individual Grants
						Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (Cdn. $)(2)
			% of Total Options Granted to Employees in Fiscal Year (%) (1)
	Shares Underlying Options Granted (#)			Exercise Price Per Share (Cdn. $)
Name					Expiration Date
						5%	10%
John Neefe, M.D.	50,000	(3)	3.5%	$6.10	5/22/2011	$192,000	$486,000
Marvin I. Siegel, Ph.D.	50,000	(3)	3.5%	6.10	5/22/2011	192,000	486,000
Donald D. Tartre	200,000	(4)	14.1%	4.60	3/4/2011	579,000	1,466,000

(1)
Based upon options to purchase a total of 1,415,000 shares of our common stock granted during the fiscal year 2001.
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
(3)
Such options vest 1/6 on May 22, 2001, then 1/30 per month over the following 30 months.
(4)
Such options vest 1/4 on March 6, 2002, then 1/36 per month over the following 36 months.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

        The following table sets forth certain information as of December 31, 2001, regarding options held by our executive officers named in the summary compensation table. There were no stock appreciation rights outstanding on December 31, 2001.

			Number of Shares Underlying Unexercised Options at FY-End (#)
					Value of Unexercised In-The-Money Options as of FY-End (Cdn. $)
Name	Shares Acquired on Exercise	Aggregate Value Realized (Cdn. $)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel L. Korpolinski	—	$—	465,625	534,375	$—	$—
John R. Neefe, M.D.	—	—	129,722	31,945	110,000	—
Marvin I. Siegel, Ph.D.	—	—	223,055	46,945	530,250	—
Donald D. Tartre	—	—	—	200,000	—	920,000

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        Our President and Chief Executive Officer, Daniel L. Korpolinski, is employed under an employment agreement dated March 8, 2000. In addition to his base salary of U.S. $367,500, the agreement specifies that Mr. Korpolinski is eligible to receive additional incentive compensation of up to 40% of his base salary in any 12 month fiscal year if he meets individual objectives established annually by the board of directors. In the event that Mr. Korpolinski is terminated without just cause, he is entitled to severance payments equal to 12 months' base salary. Mr. Korpolinski is also entitled to severance payments equal to 12 months' base salary in the event that, within 12 months after an acquisition of more than 50% of our issued voting shares, Mr. Korpolinski is terminated or experiences a change in his title or responsibilities. Within 6 months after such a change in control, if Mr. Korpolinski terminates the employment agreement, he is entitled to severance payments equal to 12 months' of his current base salary. Mr. Korpolinski's stock option agreement under the 2001 Plan provides that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within twenty-four (24) months after a specified change in control. Stock options granted under the 1996 Plan become fully exercisable after a specified change in control. In order to permit Mr. Korpolinski to maintain homes near more than one Stressgen office, the board has also approved his receiving reimbursement for up to U.S. $3,500 per month for housing and incidental expenses.

        Our Vice President, Clinical and Regulatory Affairs, John R. Neefe, M.D., is employed under an employment agreement dated December 14, 1998, as amended on December 16, 1999. In 2001 Dr. Neefe's base salary was U.S. $275,000 under this agreement; he also is eligible for a bonus of up to 20% of his base salary based on performance. In order to terminate Dr. Neefe's employment for other than just cause, we must provide Dr. Neefe with 12 month' prior notice. Dr. Neefe is also entitled to severance payments equal to his last two years' compensation in the event of termination within 12 months' after a change in ownership of our common stock within any 3 month period of at least 50% which results in a change in the majority of the members of our Board. Dr. Neefe's stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within twenty-four (24) months after a specified change in control. Stock options granted under the 1996 Plan become fully exercisable after a specified change in control.

        Our Executive Vice President, Research and Development, Marvin I. Siegel, Ph.D., is employed under an employment agreement dated February 5, 1997, as amended on January 11, 1999. In 2001 Dr. Siegel's base salary was U.S. $251,450 under this agreement; he also is eligible for a bonus based on exemplary service. In the event that Dr. Siegel is terminated without cause, he is entitled to 12 months notice or severance payments. Dr. Siegel is also entitled to severance payments equal to 24 months base salary in the event of termination within 12 months after an acquisition of more than 50% of our outstanding shares as a result of which a majority of the members of our Board change within 3 months. Dr. Siegel's stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within twenty-four (24) months after a specified change in control. Stock options granted under the 1996 Plan become fully exercisable after a specified change in control.

        Our Vice President and Chief Financial Officer, Donald D. Tartre, is employed under an employment agreement dated March 5, 2001. In 2001 Mr. Tartre's base salary was U.S. $225,000 under this agreement; he is also eligible for a bonus of up to 25% of his base salary based upon pre-established objectives and exemplary performance. In the event that Mr. Tartre is terminated without cause, he is entitled to 9 months notice or severance payments. Mr. Tartre is also entitled to severance payments equal to 9 months base salary in the event of a termination or constructive termination within two years after a change in control. Mr. Tartre's stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within twenty-four (24) months after a specified change in control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of January 31, 2002 with respect to (i) each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) our Chief Executive Officer and our other executive officers and (iv) all of our directors and executive officers as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

Beneficial Owner of Common Stock (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)(3)		Percent of Class of Common Stock (2)
RBC Investments P.O. Box 7500, Station "A" 77 King Street West Toronto, Ontario M5W 1P9	4,891,700		8.1%
TAL Investment Counsel 3100-1000 de la Gauchetiere West Montrel, Quebec H3B 4WH	3,520,000		5.8%
William A. Cochrane, M.D.	195,000	(4)	*
Joann L. Data, M.D., Ph.D.	14,166		*
Darrell Elliott	987,177	(5)	1.6%
Kenneth Galbraith	65,000	(6)	*
Yad Garcha.	2,347,346	(7)	3.9%
Richard M. Glickman	251,600	(8)	*
Steven C. Mendell	140,000		*
Jay M. Short, Ph.D.	92,000		*
Richard A. Young, Ph.D.	346,600		*
Daniel L. Korpolinski	530,555		*
John R. Neefe, M.D.	156,999		*
Marvin I. Siegel, Ph.D	260,888		*
Donald D. Tartre	52,222		*
All Directors and Executive Officers as a Group (13 persons)	5,439,553		9.0%

*Less than one percent

(1)
This table is based upon information known to Stressgen or supplied by its officers, directors and principal shareholders. Except as shown otherwise in the table, the address of each person listed is in the care of Stressgen Biotechnologies, Inc., 10241 Wateridge Circle, Suite C200, San Diego, California 92121.

(2)
Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable within 60 days of January 31, 2002 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(3)
In the case of the individuals listed below, the number of shares beneficially owned includes a specified number of shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2002: Dr. Cochrane (135,000 shares); Dr. Data (14,166 shares); Mr. Elliot (60,000 shares); Mr. Galbraith (60,000 shares); Mr. Garcha (60,000 shares); Mr. Glickman (170,000 shares); Mr. Mendell (140,000 shares); Dr. Short (90,000 shares); Dr. Young (120,000 shares); Mr. Korpolinski (530,555 shares); Dr. Neefe (136,666 shares); Dr. Siegel (243,888 shares); and Mr. Tartre (52,222 shares). Percentage of beneficial ownership is based upon 60,739,293 shares of our common stock deemed outstanding as of January 31, 2002.

(4)
Dr. Cochrane disclaims beneficial ownership of 60,000 shares and options to acquire 135,000 shares of common stock, which are held by W.A. Cochrane & Associates Inc., except to the extent of his pecuniary interest therein.

(5)
Includes 600,000 shares of common stock beneficially owned by Canadian Medical Discoveries Fund Inc., 327,177 shares of common stock beneficially owned by the British Columbia Life Sciences Fund, and options to acquire 60,000 shares received in Mr. Elliott's capacity as director but transferred to MDS Capital Corp. Mr. Elliott is a Vice President of Canadian Medical Discoveries Fund Inc. He is also President and director of MDS Ventures Pacific Inc., the manager of the British Columbia Life Sciences Fund. However, Mr. Elliott disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(6)
Mr. Galbraith disclaims beneficial ownership of 5,000 shares of common stock, which are held by Mrs. Shelley Galbraith on behalf of two minor children.

(7)
Includes 2,287,346 shares of common stock beneficially owned by the Working Opportunity Fund (EVCC) Ltd. and options to acquire 60,000 shares received in Mr. Garcha's capacity as director but transferred to GrowthWorks Capital, Ltd. Mr. Garcha is the Senior Vice President of GrowthWorks Capital, Ltd., which is the manager of the Working Opportunity Fund (EVCC) Ltd., which has investment power with respect to the shares. However, Mr. Garcha disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(8)
Mr. Glickman disclaims beneficial ownership of options to acquire 75,000 shares of common stock, which are held on behalf of Mrs. Anne Glickman.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

        Subject to the Business Corporations Act (Yukon Territory), if specific preconditions are met, we will indemnify persons including a director, officer, former director or officer, person who has undertaken any liability on behalf of the corporation, and his or her heirs against losses reasonably incurred by reason of such status. Indemnification covers losses, charges and expenses incurred as a result of actions in such capacities. We are also empowered under our By-laws and the BCA (Yukon Territory) to purchase insurance on behalf of any person who we are required or permitted to indemnify. Pursuant to this provision, we currently maintain directors and officers insurance coverage. In addition, we have entered into indemnity agreements with our directors and officers and intend to enter into similar agreements with future directors and officers. These agreements could require us to indemnify those officers and directors against liabilities that arise by reason of their status or service as officers or directors. In certain circumstances the agreements would also require us to advance the expenses an officer or director incurs in legal proceedings. We believe that the provisions in our By-laws and contractual indemnification are necessary to attract and retain qualified persons as directors and officers. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)
Financial Statements

        Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

        Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3)
Exhibits

Exhibit No.	Description
3.9*	Articles of Continuance of the Company
3.10*	By-Laws of the Company
4.4*	Form of Stock Certificate
10.1**	License Agreement dated November 29, 1992 among Whitehead Institute for Biomedical Research, MIT and the Company, as amended
10.2**	Lease for the Company's offices in Victoria, British Columbia
10.3**	Employment Agreement dated March 8, 2000 between the Company and Daniel Korpolinski
10.10**	1996 Share Incentive Plan
10.12***	2001 Equity Incentive Plan
10.13	Form of Executive Stock Option Agreement
21.2	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (Included on the signature page of this Annual Report on Form 10-K)

* Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 2, 2001

** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 2, 2001

*** Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, as filed with the Commission on May 30, 2001

(b)
Reports on Form 8-K

        On December 4, 2001 we issued a report on Form 8-K containing a December 3, 2001 press release to the effect that we had entered into an agreement with a syndicate of Canadian underwriters, on a bought deal basis, to issue and sell common shares for gross proceeds of approximately Canadian $25,000,000.

        On December 18, 2001 we issued a report on Form 8-K containing a November 29, 2001 press release announcing the latest results compiled from six data sets from five key phase II clinical trials involving our lead fusion product, HspE7.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRESSGEN BIOTECHNOLOGIES CORPORATION
Date: March 19, 2002	By:	/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ DANIEL L. KORPOLINSKI Daniel L. Korpolinski	Chief Executive Officer, President and Director (Principal Executive Officer)	March 19, 2002
/s/ DONALD D. TARTRE Donald D. Tartre	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2002
/s/ WILLIAM A. COCHRANE William A. Cochrane, M.D.	Director, Chairman of the Board	March 19, 2002
/s/ JOANN L. DATA Joann L. Data, M.D., Ph.D.	Director	March 19, 2002
/s/ DARRELL ELLIOTT Darrell Elliott	Director	March 19, 2002
/s/ KENNETH GALBRAITH Kenneth Galbraith		March 19, 2002
/s/ RICHARD M. GLICKMAN Richard M. Glickman	Director	March 19, 2002
/s/ STEVEN C. MENDELL Steven C. Mendell	Director	March 19, 2002

QuickLinks

TABLE OF CONTENTS
PART I FORWARD-LOOKING STATEMENTS
  Overview
  Business Strategy
  Scientific Overview
  HspE7 Development Program
  Results of HspE7 Clinical Trials
  Early Stage Research Programs
  Intellectual Property
  Research and Development Collaborations
  Manufacturing
  Bioreagent Business
  Government Regulation and Product Approval Process
  Competition
  Human Resources
RISK FACTORS
  We Are At an Early Stage of Development
  We Have a History of Operating Losses and We May Never Become Profitable
  Our Product Development Programs Are Novel, So, Inherently Risky
  Our Clinical Trials Could Take Longer to Complete Than Expected
  We May Encounter Difficulties in Developing Manufacturing Capabilities and Facilities or Entering into Contracts for Manufacturing with Third Parties
  We Must Obtain Additional Financing To Execute Our Business Plan
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
  Our Operations Involve Regulated Hazardous Materials Which Could Subject Us to Damages Resulting from Accidental Contamination or Injury
  Competitors May Develop and Market Drugs That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive
  We Have Yet to Market or Sell Any Pharmaceutical Products
  Our Success Depends On Our Ability To Attract and Retain Qualified Personnel
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
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Common Share Information
  Dividend Policy
  Changes in Securities
  Exchange Controls and Other Limitations Affecting Holders of Common Shares
  Certain Canadian Federal Income Tax Information for United States Residents
  United States Federal Income Tax Considerations
  Item 6. SELECTED FINANCIAL DATA
  Annual Financial Data
  Consolidated Statement of Operations Data
  Consolidated Balance Sheet Data
  Currency Exchange Rates
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview
  Liquidity and Capital Resources
  Results of Operations
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED BALANCE SHEET (Canadian dollars in thousands)
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS (Canadian dollars in thousands, except per share amounts)
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Canadian dollars in thousands)
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Canadian dollars in thousands)
Stressgen Biotechnologies Corporation Notes to Consolidated Financial Statements (Canadian dollars)
Stressgen Biotechnologies Corporation Notes to Consolidated Financial Statements (Canadian dollars)
PART III
  Item 10. OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES
  Board Committees
  Item 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
  Report of Compensation Committee
  Compensation of Executive Officers
Summary Compensation Table, in U.S. Dollars
Stock Option Grants And Exercises In Last Fiscal Year
Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
  Employment Contracts and Termination of Employment and Change-in-Control Arrangements
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Employment Contracts and Termination of Employment and Change-in-Control Arrangements
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY