Form 10-Q
period 2002-03-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2002-05-02
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada (State of incorporation)	N/A (IRS Employer Identification No.)
c/o Stressgen Biotechnologies, Inc. 10241 Wateridge Circle, Suite C200 San Diego, CA (Address of principal executive offices)	92121 (zip code)

(858) 202-4900
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 29, 2002, the registrant had 57,738,305 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

INDEX

		Page
Part I — Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheet March 31, 2002 (Unaudited) and December 31, 2001	1
	Consolidated Statement of Operations and Deficit Three Months Ended March 31, 2002 and 2001 (Unaudited)	2
	Consolidated Statement of Cash Flows Three Months Ended March 31, 2002 and 2001 (Unaudited)	3
	Notes to Consolidated Financial Statements (Unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
	Factors That Could Affect Future Performance	13
Part II — Other Information
Items 1 through 6		20
SIGNATURE		21

CONSOLIDATED BALANCE SHEET

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian Dollars In Thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,715	$33,338
Short-term investments	39,071	29,344
Accounts receivable	716	609
Inventories	975	915
Other current assets	322	420

Total current assets	56,799	64,626
Capital assets	3,097	3,163

	$59,896	$67,789

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,020	$7,757
Current portion of capital lease obligations	493	537

Total current liabilities	10,513	8,294
Capital lease obligations, net of current portion	497	578

	11,010	8,872

Stockholders' equity:
Common shares and other equity—no par value; unlimited shares authorized, 57,720,305 and 57,591,888 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	165,188	164,794
Deferred stock compensation	(575)	(630)
Accumulated deficit	(115,727)	(105,247)

Total stockholders' equity	48,886	58,917

	$59,896	$67,789

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian Dollars In Thousands, Except Per Share Amounts)

	Three months ended March 31
	2002	2001
	(Unaudited)
Revenue:
Bioreagent sales	$1,405	$1,440

Operating expenses:
Research and development	9,283	10,422
Selling, general and administrative	2,295	1,757
Cost of bioreagent sales	396	313

	11,974	12,492

Operating loss	(10,569)	(11,052)

Other income (expenses):
Interest and other income, net	110	1,954
Interest expense	(21)	(29)

	89	1,925

Net loss	(10,480)	(9,127)
Accumulated deficit, beginning of period	(105,247)	(69,308)

Accumulated deficit, end of period	$(115,727)	$(78,435)

Basic and diluted loss per common share	$(0.18)	$(0.18)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	57,634	49,991

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian Dollars In Thousands)

	Three months ended March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,480)	$(9,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital assets	190	117
Amortization of deferred stock compensation	55	11
Unrealized foreign exchange loss (gain)	36	(561)
Loss on market value of investments	385	—
Changes in operating assets and liabilities	2,194	1,378

Net cash used in operating activities	(7,620)	(8,182)

Cash flows from investing activities:
Purchase of short-term investments	(40,025)	(1,500)
Sales and maturities of short-term investments	29,862	17,790
Purchase of capital assets	(124)	(148)

Net cash provided by (used in) investing activities	(10,287)	16,142

Cash flows from financing activities:
Proceeds on issue of common shares	394	332
Repayment of borrowings	(125)	(105)

Net cash provided by financing activities	269	227

Effect of exchange rate changes on cash and cash equivalents	15	16

Increase (decrease) in cash	(17,623)	8,203
Cash and cash equivalents, beginning of period	33,338	513

Cash and cash equivalents, end of period	$15,715	$8,716

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements (Unaudited)

(Canadian dollars)

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

        Stressgen Biotechnologies Corporation ("Stressgen" or the "Company") is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. Its lead product is HspE7 which targets a broad spectrum of human papillomavirus ("HPV") related diseases. In addition, the Company has initiated development efforts to evaluate stress protein fusions in hepatitis B and has also initiated research studies to evaluate its Hsp technology in the treatment of herpes simplex virus and HIV. Further, Stressgen is an internationally recognized supplier of research products used by scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

  Basis of presentation

        The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.

        In order to achieve financial reporting comparability to peer companies within the biotechnology and pharmaceutical industries, the Company performed a review of the classification of its operating costs during 2001. As a result of this review, certain costs have been reclassified from selling, general and administrative expenses to research and development and cost of bioreagent sales. Prior period balances have been reclassified to conform to the current period's presentation.

  Financial Statements and Estimates

        The information at March 31, 2002 and the three month periods ended March 31, 2002 and 2001 have been prepared by the Company and have not been audited. Such financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles ("Canadian GAAP"), and conform in all material respects with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except as discussed in Note 4. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2001 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

  Foreign Currency Translation

        The Company and its subsidiaries use the Canadian dollar as their functional currency. Monetary assets and liabilities that are denominated in U.S. dollars are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the average rate of exchange for the period of such transactions. Exchange gains and losses are included in other income.

  Stock-based compensation plan

        The Company has adopted the recommendations of the new CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for good and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.

        The Company has a stock-based compensation plan, which is described in Note 2. Under the plan, options are granted with an exercise price equal to the fair market value of the underlying common stock. No compensation expense is recognized for options granted at fair market value under the plan when stock options are issued to directors, employees and others. Deferred stock compensation charges arise where stock options are granted at exercise prices less than the fair value of the underlying stock and are amortized to expense over the vesting period of the option. Any consideration paid by directors, employees and others on exercise of stock options is credited to share capital.

2.  BALANCE SHEET DETAILS

        The following tables provide details of selected balance sheet items:

(In thousands)	March 31, 2002	December 31, 2001
Inventories:
Raw materials and work in progress	$570	$584
Finished goods	405	331

	$975	$915

Accounts payable and accrued liabilities:
Trade accounts payable	$4,998	$3,302
Clinical trial accruals	4,386	3,466
Other accrued liabilities	636	989

	$10,020	$7,757

  Stockholders' Equity

        In 2001, the stockholders resolved to continue the Company under the laws of the Yukon Territory and, as a result, the authorized common share capital of the Company became unlimited. Also in 2001, the Company completed an offering for 6,699,100 common shares at $4.15 per share for gross proceeds of $27,801,000. The Company incurred total share issuance costs on the offering of $1,645,000. Stockholders' equity at March 31, 2002 includes $2,200,000 of contributed surplus.

        In 1998, the Company issued 4,000,000 Class B Warrants entitling the holder to acquire one additional common share on or before September 11, 2003. The exercise price is $3.30 for each Class B Warrant (or U.S.$2.27). At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise. There were 3,256,202 Class B Warrants outstanding at March 31, 2002.

  Employee share option plan

        In 2001, the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the "2001 Plan"). Between the date of grant and stockholder approval, the market price of the Company's common stock increased resulting in deferred compensation of $807,000 associated with these options. The deferred compensation will be amortized to expense over the vesting period of the granted options, which have been applied to the 2001 Plan. The stockholders subsequently approved adoption of the 2001 Plan reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options. Once the 2001 Plan was approved, the grants ceased to be considered out-of-plan. At that time, the Company stopped granting options under the 1996 Share Incentive Plan. At March 31, 2002, there were 4,678,826 total options issued and outstanding at exercise prices ranging from $1.22 to $8.00 per share with remaining weighted average contractual lives of 1.0 year to 9.2 years, and 1,567,181 options available for future grant under the 2001 Plan.

        Pro forma information regarding net loss is required by the new CICA Handbook section 3870, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement for all options granted since inception. Had compensation cost for the Company's stock-based employee compensation plans been determined under the fair value method, the Company's net loss would have increased by $930,000 to $11,410,000 and net loss per share would have increased to $0.20.

        The fair value of each option grant is estimated as of the date of grant using the Black Scholes options pricing model. The following weighted average assumptions were used for grants in the three month period ended March 31, 2002: expected dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 5.5%; and expected life of 4 years. The weighted average fair value of options granted in the three month period ended March 31, 2002 amounted to $2.50. The Company has included those options outstanding on the date of adoption of CICA 3870 in the calculation of its pro forma earnings per share.

3.  SEGMENT INFORMATION

        The Company manages its operations in two reportable segments, Biotechnology and Bioreagents. Sales revenues are allocated to the specified countries based on customer locations.

	Three months ended March 31,
(In thousands)	2002	2001
Biotechnology
Expenses:
Research and development	$9,045	$10,313
Selling, general and administrative	1,949	1,411

Operating loss	$10,994	$11,724

Bioreagents
Sales:
U.S.	$887	$889
Canada	79	65
Other	439	486

	1,405	1,440

Expenses:
Research and development	238	109
Selling, general and administrative	346	346
Cost of bioreagent sales	396	313

	980	768

Operating income	$425	$672

Totals
Revenue	$1,405	$1,440

Expenses:
Research and development	9,283	10,422
Selling, general and administrative	2,295	1,757
Cost of bioreagent sales	396	313

	11,974	12,492

Operating Loss	$(10,569)	$(11,052)

        The Company does not allocate interest and other income and interest expense, or capital assets between the segments.

4.  THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

        These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform in all material respects to U.S. GAAP.

        Effect on the consolidated financial statements:

  Balance Sheet

        For all periods presented, there are no significant differences under Canadian and U.S. GAAP for current assets or stockholders' equity.

  Statement of Operations

	Three months ended March 31,
(In thousands, except per share amounts)	2002	2001
Net loss under Canadian GAAP	$(10,480)	$(9,127)
Reversal of unrealized foreign exchange (gain) loss on available-for-sale securities (a)	51	(545)
Reversal of write-down of short term investments	385	—
Stock-based compensation expense on stock options (b)	—	(21)

Net loss under U.S. GAAP	$(10,044)	$(9,693)

Basic loss per common share under Canadian GAAP	$(0.18)	$(0.18)

Basic loss per common share under U.S. GAAP	$(0.17)	$(0.19)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	57,634	49,991

  Statement of Cash Flows

        For all periods presented, there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

  Differences

        As disclosed in Note 12 to the financial statements in the Company's December 31, 2001 Annual Report on Form 10-K, differences exist for the Company between Canadian and U.S. GAAP.

        The following outlines the differences that affect the Company for the three month periods ended March 31, 2002 and 2001.

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

	Three months ended March 31,
(In thousands, except per share amounts)	2002	2001
Net loss under U.S. GAAP	$(10,044)	$(9,693)
Other comprehensive income
Adjustment to unrealized foreign exchange and market gains (losses) on available-for-sale investments	(436)	422

Comprehensive net loss under U.S. GAAP	$(10,480)	$(9,271)

Comprehensive loss per share under U.S. GAAP	$(0.18)	$(0.19)

  (b)
  The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. When the exercise price of the employee stock options is less than the fair value of the underlying stock on the date of grant, the Company records deferred stock compensation for the difference and amortizes this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, and recognized over the related service period. In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB 25. FIN No. 44 provides guidance on several matters including the accounting for stock compensation upon a change in the employment status of a grantee. Pursuant to such guidance, the Company recorded compensation expense of $21,000 for the period ended March 31, 2001 resulting from former employees becoming independent contractors and from option grants to non-employees.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

        The changes in operating assets and liabilities are as follows:

	Three months ended March 31,
(In thousands)	2002	2001
Accounts receivable	$(107)	$(205)
Inventories	(60)	(53)
Other current assets	98	—
Accounts payable and accrued liabilities	2,263	1,636

	$2,194	$1,378

Supplemental disclosures of cash flows:
Interest paid	$21	$29

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties. The predictions described in these statements may not materialize if management's current expectations regarding our future performance prove incorrect. Our results could also be affected by factors including, but not limited to, the risks described below under "Factors That Could Affect Future Performance." The forward-looking statements are based on currently available information; we have no obligation to update them.

        The following information should be read in conjunction with our March 31, 2002 consolidated financial statements and related notes therein, which include adjustments necessary for fair presentation in accordance with Canadian generally accepted accounting principles or Canadian GAAP. For the Company, these principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP. The differences, as they affect our consolidated financial statements, are described in Note 4 to our March 31, 2002 consolidated financial statements. All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

        Our activities are focused primarily on the research and development of a unique class of proteins, called stress proteins, to regulate the body's own immune response to combat infectious diseases. We believe that the use of stress proteins, genetically combined with various antigens derived from disease-causing organisms, will likely yield novel therapeutic products.

        We are evaluating the potential of HspE7, our first product candidate, as a broad-based therapeutic for diseases caused by the human papillomavirus, or HPV, including genital warts, recurrent respiratory papillomatosis, or RRP, anal dysplasia, cervical dysplasia and cervical cancer. The U.S. Food and Drug Administration has granted HspE7 orphan drug status for the treatment of RRP. We currently have a number of clinical trials ongoing, including one phase III trial and several phase II trials. We also have a development program to evaluate stress protein fusions in hepatitis B, and have initiated research studies to evaluate our Hsp technology in herpes simplex virus and HIV. Through our bioreagent business, we also supply research products to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

        We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities. At March 31, 2002, our accumulated deficit was $115,727,000. We have been dependent principally upon equity financings to fund our business activities.

Results of Operations

        For the three months ended March 31, 2002, our net loss increased by approximately 15% to $10,480,000 due principally to decreases in non-operating income, specifically, a $975,000 reduction in interest income caused by reduced market rates from the same period in the prior year, coupled with a $385,000 temporary loss on the market value of investments. In addition, foreign exchange gain decreased $869,000 due to less favorable currency exchange rates on U.S. investments.

        In order to achieve financial reporting comparability to peer companies within the biotechnology and pharmaceutical industries, the Company performed a review of the classification of its operating costs during 2001. As a result of this review, certain costs have been reclassified from selling, general and administrative expenses to research and development and cost of bioreagent sales. Prior period balances have been reclassified to conform to the current period's presentation.

Bioreagent sales

        Bioreagent sales for the three months ended March 31, 2002 decreased by approximately 2% to $1,405,000, compared to $1,440,000 during the same period in the prior year. The higher value for the three months ended March 31, 2001, was principally attributed to a grant fund recovery received during the first quarter of 2001.

Research and development

        Research and development, or R&D, spending decreased by approximately 11% to $9,283,000 for the three months ended March 31, 2002 from the same period in the prior year, due principally to the timing of our later stage clinical trial program for our lead product candidate HspE7.

Selling, general and administrative expenses

        Selling, general and administrative, or SG&A, expenses represented approximately 19% of total operating expenses during the three months ended March 31, 2002, compared with 14% over the same period in the prior year. SG&A spending increased by approximately 31% to $2,295,000 for the three months ended March 31, 2002 over the same period in the prior year, due principally to enhanced business development activities, costs associated with our expanded North American operations, the addition of key executive personnel, and amortization of deferred compensation.

Cost of bioreagent sales

        The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 28% for the three months ended March 31, 2002 resulting in a gross margin of 72%, compared with 78% during the same period in 2001. The decrease in the gross margin percentage for the three months ended March 31, 2002 compared to the same period in the prior year principally reflects the impact of the current period increase to the inventory provision of $89,000.

Interest and other income, net

        Interest and other income, net decreased by 94% to $110,000 for the three months ended March 31, 2002 from the same period in the prior year. The decrease is due principally to a $975,000 reduction in interest income caused by reduced market rates from the same period in the prior year, coupled with a $385,000 temporary loss on the market value of investments which is expected to reverse during the third quarter of 2002, upon maturity. In addition, foreign exchange gain decreased $869,000 due to less favorable currency exchange rates on U.S. investments.

  Basic and diluted loss per share

        The basic and diluted loss per share was $0.18 for the three months ended March 31, 2002 and 2001, respectively. The impact of the 15% increase in net loss to $10,480,000 in the three months ended March 31, 2002 compared with the same period in the prior year was diluted by increases in the weighted average number of common shares outstanding.

Differences between Canadian and U.S. generally accepted accounting principles

        Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP. Certain adjustments would be required if these statements were to be prepared in all material respects, in accordance with U.S. GAAP.

        To conform to U.S. GAAP, our net loss would decrease by $436,000 for the three month period ended March 31, 2002, and would increase by $566,000 for the corresponding period in 2001. The principal differences under U.S. as opposed to Canadian GAAP for the three month period ended March 31, 2002 was due to the reversal of a write-down of $385,000 on U.S. investments in 2002.

        Net loss per common share under U.S. GAAP would have been $0.17 and $0.19 in the three month periods ended March 31, 2002 and 2001, respectively. Our current assets and stockholders' equity under U.S. GAAP would have been the same as under Canadian GAAP at March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

        At March 31, 2002, we had cash, cash equivalents and short-term investments of $54,786,000, a decrease of $7,896,000 from December 31, 2001. During the three months ended March 31, 2002, we used cash and cash equivalents primarily to finance our clinical development and commercial manufacturing scale-up activities associated with our lead product candidate, HspE7. At March 31, 2002, approximately 60% of cash, cash equivalents and short-term investments were held in U.S. dollars. Considering both the first quarter's net loss and anticipated proceeds from "in-the-money" warrants expiring in 2003, the Company had approximately 19 months of cash, cash equivalents and short-term investments at March 31, 2002.

        During the three months ended March 31, 2002, capital expenditures, associated principally with the laboratory expansion in our Victoria, B.C. research facility decreased 16% to $124,000 compared with $148,000 during the same period in 2001, as the expansion is nearing completion.

        The Company's cash requirements may vary materially from budgeted amounts because of the results and scope of clinical trials and other research and development activities, the time required to obtain regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and its ability to establish collaborative development and marketing arrangements. As a result of these factors, it is difficult to predict accurately the times additional cash will be needed and the amounts of future cash required.

        The Company is likely to pursue the issuance of additional equity securities, and pursue corporate collaborative agreements, as required, to meet its cash requirements. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will consider deferring, canceling or reducing planned initiatives or overhead expenditures.

        The Company has never paid a cash dividend on its common stock and does not contemplate the payment of cash dividends on its common stock in the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk is principally confined to its cash and short-term investments. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's portfolio, of which approximately 60% are currently invested in the U.S., are not leveraged, are classified as available-for-sale and are therefore subject to foreign exchange and interest rate risk. The Company currently does not hedge foreign exchange or interest rate exposure. A hypothetical 1% change in foreign currency exchange and interest rates during the three months ended March 31, 2002 would have resulted in a change in net loss of approximately $266,000 and $137,000, respectively. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from December 31, 2001.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

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

We Have a History of Operating Losses and We May Never Become Profitable

        To date, we have not recorded any revenues from the sale of therapeutic products. Since inception through March 31, 2002, we have accumulated net losses of approximately $115,727,000; we expect to incur continued losses for at least the next several years as we continue research and development and clinical trials. To become profitable, we, either alone or with one or more partners, must develop, manufacture and successfully market product candidates.

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

Our Share Price Has Been and Is Likely to Continue to Be Highly Volatile

        As is typical for biotechnology companies without a Food and Drug Administration approved product on the market, our share price has been highly volatile in the past and is likely to continue to be volatile. Factors such as the announcement of technological innovations, the release of publications, the announcement of clinical trials results by us or our competitors, the development of new commercial products, the granting of patents or exclusive licenses, changes in regulations, the release of financial results, public concerns over risks relating to biotechnology, future issuances of shares by us or sales of shares by our shareholders and many other factors could materially affect the price of our shares.

PART II—OTHER INFORMATION

Items 1 through 5:

        Not Applicable

Item 6

        Reports on 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRESSGEN BIOTECHNOLOGIES CORPORATION
Date: May 2, 2002	/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

QuickLinks

Stressgen Biotechnologies Corporation and Subsidiaries
INDEX
CONSOLIDATED BALANCE SHEET Stressgen Biotechnologies Corporation and Subsidiaries (Canadian Dollars In Thousands)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT Stressgen Biotechnologies Corporation and Subsidiaries (Canadian Dollars In Thousands, Except Per Share Amounts)
CONSOLIDATED STATEMENT OF CASH FLOWS Stressgen Biotechnologies Corporation and Subsidiaries (Canadian Dollars In Thousands)
Stressgen Biotechnologies Corporation Notes to Consolidated Financial Statements (Unaudited) (Canadian dollars)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FACTORS THAT COULD AFFECT FUTURE PERFORMANCE
PART II—OTHER INFORMATION
SIGNATURES