Form 10-Q
period 2002-06-30
STRESSGEN BIOTECHNOLOGIES CORP
filed 2002-08-07
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 2, 2002, the registrant had approximately 60,135,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

INDEX

		Page
Part I—Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheet June 30, 2002 (Unaudited) and December 31, 2001	1
	Consolidated Statement of Operations and Deficit Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)	2
	Consolidated Statement of Cash Flows Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)	3
	Notes to Consolidated Financial Statements (Unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
	Factors That Could Affect Future Performance	15
Part II—Other Information
Items 1 through 6		22
SIGNATURE		23

CONSOLIDATED BALANCE SHEET
Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,219	$33,338
Short-term investments	39,080	29,344
Accounts receivable	715	609
Inventories	944	915
Other current assets	646	420

Total current assets	53,604	64,626
Capital assets	2,948	3,163

	$56,552	$67,789

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,489	$7,757
Current portion of capital lease obligations	450	537

Total current liabilities	10,939	8,294
Capital lease obligations, net of current portion	418	578

	11,357	8,872

Stockholders' equity:
Common shares and other equity—no par value; unlimited shares authorized, 60,126,489 and 57,591,888 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	173,880	164,794
Stock subscription receivable	(480)	—
Deferred stock compensation	(495)	(630)
Accumulated deficit	(127,710)	(105,247)

Total stockholders' equity	45,195	58,917

	$56,552	$67,789

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT (Unaudited)
Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue:
Bioreagent sales	$1,491	$1,289	$2,896	$2,729
Operating expenses:
Research and development	9,778	7,070	19,061	17,495
Selling, general and administrative	2,371	2,120	4,666	3,866
Cost of bioreagent sales	413	340	809	653

	12,562	9,530	24,536	22,014

Operating loss	(11,071)	(8,241)	(21,640)	(19,285)

Other income (expenses):
Interest and other income, net	(894)	47	(784)	2,004
Interest expense	(18)	(27)	(39)	(56)

	(912)	20	(823)	1,948

Net loss	(11,983)	(8,221)	(22,463)	(17,337)
Accumulated deficit, beginning of period	(115,727)	(78,424)	(105,247)	(69,308)

Accumulated deficit, end of period	$(127,710)	$(86,645)	$(127,710)	$(86,645)

Basic and diluted loss per common share	$(0.21)	$(0.16)	$(0.39)	$(0.35)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	57,878	50,146	57,757	50,068

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Cash flows from operating activities:
Net loss	$(11,983)	$(8,221)	$(22,463)	$(17,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital assets	192	141	382	257
Amortization of deferred stock compensation	61	—	116	—
Unrealized foreign exchange loss (gain)	1,182	597	1,218	(418)
Loss on market value of investments	—	—	385	—
Changes in operating assets and liabilities	177	(3,112)	2,371	(1,734)

Net cash used in operating activities	(10,371)	(10,595)	(17,991)	(19,232)

Cash flows from investing activities:
Purchase of short-term investments	(3,754)	(28,125)	(43,779)	(35,024)
Sales and maturities of short-term investments	2,991	40,922	32,853	54,629
Purchase of capital assets	(44)	(917)	(168)	(1,065)

Net cash provided by (used in) investing activities	(807)	11,880	(11,094)	18,540

Cash flows from financing activities:
Proceeds on issue of common shares	8,712	382	9,106	715
Proceeds from borrowings	—	102	—	102
Repayment of borrowings	(122)	(110)	(247)	(215)
Stock subscription receivable	(480)	—	(480)	—

Net cash provided by financing activities	8,110	374	8,379	602

Effect of exchange rate changes on cash and cash equivalents	(428)	85	(413)	109

Increase (decrease) in cash	(3,496)	1,744	(21,119)	19
Cash and cash equivalents, beginning of period	15,715	(1,212)	33,338	513

Cash and cash equivalents, end of period	$12,219	$532	$12,219	$532

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation
Notes to Consolidation Financial Statements (Unaudited)
(Canadian dollars)

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

        Stressgen Biotechnologies Corporation (with its subsidiaries, "Stressgen" or the "Company") is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. Its lead product is HspE7, which targets a broad spectrum of human papillomavirus ("HPV") related diseases. The Company is also evaluating stress protein (also known as heat shock protein) fusions, made through its proprietary CoVal™ technology, for the treatment of hepatitis B. In addition, the Company has initiated research studies to evaluate CoVal™ fusions for the treatment of hepatitis C, herpes simplex virus and HIV. Further, Stressgen is an internationally recognized supplier of research products used by scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

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

Financial Statements and Estimates

        The information at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 has been prepared by the Company and has not been audited. The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles ("Canadian GAAP"), and conform in all material respects with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except as discussed in Note 5. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2001 Annual Report on Form 10-K. Certain informational and footnoted disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

Foreign Currency Translation

        The Company uses the Canadian dollar as its consolidated functional currency. Monetary assets and liabilities that are denominated in U.S. dollars are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. Revenue and expenses are translated at the average rate of exchange for the period of such transactions. Exchange gains and losses are included in other income (expenses).

Revenue Recognition

        Revenue from product sales is recognized upon delivery to customers when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured. Revenue also includes amounts charged for shipping and handling costs.

        Revenue from collaborative research and development arrangements may include multiple elements within a single contract. Separate elements of contracts are separately negotiated. Payments received under collaborative arrangements may include the following: non-refundable fees at inception of contract for technology rights which are recognized in accordance with SAB No. 101; funding for services performed; milestone payments for specific achievements; and royalties on resulting sales of products.

        We recognize collaborative research and development revenues as services are performed consistent with the performance requirements of the contract. Revenue from non-refundable contract fees where we have continuing involvement though research and development collaborations or other contractual obligations is recognized ratably over the development period or the period for which we continue to have a performance obligation. The period of development is evaluated on a regular basis. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the respective agreement, provided payment is proportionate to the effort expended. Payments received in advance of performance or delivery are recorded as deferred revenue.

Clinical Trial Accruals

        The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods. The Company recognizes costs in three distinct phases of each clinical trial: the start-up phase, the patient accrual phase, and the closing phase. Once the total cost to complete the current phase of a clinical trial is determined, an estimate is made based on historical data to determine a percentage of cost to be recognized for each phase of the trial. The amount allocated to the start up phase is recognized immediately at the onset of the trial. The cost remaining, after allocations are made to the start up and closing phases, is divided by the number of patients expected to be accrued during the trial, and recognized ratably as patients are accrued into the program. Finally, once the study is complete and analysis of the patient data has been initiated, the closing phase costs are recognized.

Stock-based compensation plan

        The Company has adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for good and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.

        The Company has two stock-based compensation plans, which are described in Note 3. New option grants are made with an exercise price equal to the fair market value of the underlying common stock. No compensation expense is recognized for options granted at fair market value under the plan when stock options are issued to directors and employees. Deferred stock compensation charges arise where stock options are granted at exercise prices less than the fair value of the underlying stock and are amortized to expense over the vesting period of the option. Any consideration paid by directors, employees and others on exercise of stock options is credited to share capital.

2. COLLABORATIVE RESEARCH AGREEMENT

        In June 2002, the Company entered into a collaboration agreement for the co-development and global commercialization of the Company's innovative proprietary heat shock protein (Hsp) fusion product candidate, HspE7, with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, "Roche"). Under the terms of the agreement, Roche has the worldwide exclusive right to market and sell the HspE7 product and the Company has the right to co-promote the product in the U.S. to certain physician specialties. The terms of the collaborative agreement provide for an initial equity investment and upfront payment aggregating approximately $13,700,000, the issuance of warrants (see Note 3), milestone payments and sales-based payments. The potential development and commercial milestone payments aggregate approximately $300,000,000. For the three and six month periods ended June 30, 2002, the Company had not recognized any revenue related to its collaborative research and development arrangements.

3. BALANCE SHEET DETAILS

        The following tables provide details of selected balance sheet items:

	June 30, 2002	December 31, 2001
	(In thousands)
Inventories:
Raw materials and work in progress	$597	$584
Finished goods	347	331

	$944	$915

Accounts payable and accrued liabilities:
Trade accounts payable	$4,749	$3,302
Clinical trial accruals	4,781	3,466
Other accrued liabilities	959	989

	$10,489	$7,757

Stockholders' Equity

        Pursuant to the collaborative research agreement with Roche (see Note 2), the Company issued 2,036,436 common shares together with two warrants to exercise between 2,036,435 and 2,356,000 additional common shares through June 28, 2007 for an aggregate of $7,657,000. The equity was issued at a per share price determined by the weighted average price of common shares of the Company in the ten business days prior to the Roche transaction. Upon the completion of certain milestones established in the agreement, the Company has the option to call the warrants. In the event the holder is obligated to exercise a warrant and the current per share price of common shares of the Company is less than initial per share exercise price of $3.76 (as adjusted for events described in the agreement such as stock splits), then the per share exercise price will be amended to equal the greater of $3.25 or the then-current per share market price, and the number of common shares issuable pursuant to the terms of the warrant will be equal to the initial aggregate exercise price of such warrant divided by the amended per share exercise price.

        In 1998, the Company issued Class B Warrants to purchase 4,000,000 common shares for $3.30 per share on or before September 11, 2003. At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise. For the three months ended June 30, 2002, 25,057 warrants were exercised through a cashless exercise for shares of the Company's common stock, resulting in the issuance of 3,963 shares. There were 3,231,145 Class B Warrants outstanding at June 30, 2002. Stockholders' equity at June 30, 2002 includes $2,180,000 of contributed surplus.

Employee share option plan

        In 2001, the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the "2001 Plan"). Between the date of grant and stockholder approval, the market price of the Company's common stock increased resulting in deferred compensation of $807,000 associated with these options. The deferred compensation is being amortized to expense over the vesting period of the granted options, which have been applied to the 2001 Plan. The stockholders subsequently approved adoption of the 2001 Plan reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options. Once the 2001 Plan was approved, the grants ceased to be considered out-of-plan. At that time, the Company stopped granting options under its pre-existing 1996 Share Incentive Plan. At June 30, 2002, there were 4,408,522 total options issued and outstanding under the two plans, at exercise prices ranging from $1.22 to $8.00 per share with remaining weighted average contractual lives of 1.0 year to 9 years, and 1,403,233 options available for future grant under the 2001 Plan A stock subscription receivable of $480,000 was recorded at June 30, 2002 as a result of a timing difference between the date of exercise and the receipt of funds for stock option exercises that occurred at the end of the second quarter. All of the monies were collected prior to filing of this quarterly report.

        Pro forma information regarding net loss is required by the CICA Handbook section 3870, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement for all options granted since inception. Had compensation cost for the Company's stock-based employee compensation plans been determined under the fair value method, the Company's net loss would have increased by $884,000 to $12,867,000, and net loss per share would have increased to $0.22.

        The fair value of each option grant is estimated as of the date of grant using the Black Scholes options pricing model. The following weighted average assumptions were used for grants in the three month period ended June 30, 2002: expected dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 5.5%; and expected life of 4 years. The weighted average fair value of options granted in the three month period ended June 30, 2002 amounted to $3.75. The Company has included those options outstanding on the date of adoption of CICA 3870 in the calculation of its pro forma earnings per share.

4. SEGMENT INFORMATION

        The Company manages its operations in two reportable segments, Bioreagents and Biotechnology. Sales revenues are allocated to the specified countries based on customer locations.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
Bioreagents
Sales:
U.S.	$984	$855	$1,883	$1,743
Canada	75	80	145	145
Other	432	354	868	841

	1,491	1,289	2,896	2,729

Expenses:
Research and development	332	84	569	195
Selling, general and administrative	424	496	770	846
Cost of bioreagent sales	413	340	809	653

	1,169	920	2,148	1,694

Operating income	$322	$369	$748	$1,035

Biotechnology
Expenses:
Research and development	9,446	6,986	18,492	17,300
Selling, general and administrative	1,947	1,624	3,896	3,020

	11,393	8,610	22,388	20,320

Operating loss	$(11,393)	$(8,610)	$(22,388)	$(20,320)

Totals
Revenue:
Bioreagent sales	$1,491	$1,289	$2,896	$2,729
Expenses:
Research and development	9,778	7,070	19,061	17,495
Selling, general and administrative	2,371	2,120	4,666	3,866
Cost of bioreagent sales	413	340	809	653

	12,562	9,530	24,536	22,014

Operating Loss	$(11,071)	$(8,241)	$(21,640)	$(19,285)

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

        Effect on the consolidated financial statements:

Balance Sheet

        For all periods presented, there are no significant differences under Canadian and U.S. GAAP.

Statement of Operations

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net loss under Canadian GAAP	$(11,983)	$(8,221)	$(22,463)	$(17,337)
Reversal of unrealized foreign exchange (gain) loss on available-for-sale securities(a)	754	682	805	(309)
Reversal of write-down of short term investments(a)	—	15	385	15
Stock-based compensation expense on stock options(b)	—	(76)	—	(97)

Net loss under U.S. GAAP	$(11,229)	$(7,600)	$(21,273)	$(17,728)

Basic loss per common share under Canadian GAAP	$(0.21)	$(0.16)	$(0.39)	$(0.35)

Basic loss per common share under U.S. GAAP	$(0.19)	$(0.15)	$(0.37)	$(0.35)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	57,878	50,146	57,757	50,068

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

        The following outlines the differences that affect the Company for the three and six month periods ended June 30, 2002 and 2001.

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

    SFAS No. 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net loss under U.S. GAAP	$(11,229)	$(7,600)	$(21,273)	$(17,728)
Other comprehensive income
Adjustment to unrealized foreign exchange and market gains (losses) on available-for-sale investments	(880)	(927)	(1,456)	184

Comprehensive net loss under U.S. GAAP	$(12,109)	$(8,527)	$(22,729)	$(17,544)

Comprehensive loss per share under U.S. GAAP	$(0.21)	$(0.17)	$(0.39)	$(0.35)

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

6. SUPPLEMENTAL CASH FLOW INFORMATION

        The changes in operating assets and liabilities are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
Accounts receivable	$1	$18	$(106)	$(187)
Inventories	31	5	(29)	(48)
Other current assets	(324)	—	(226)	—
Accounts payable and accrued liabilities	469	(3,135)	2,732	(1,499)

	$177	$(3,112)	$2,371	$(1,734)

Supplemental disclosures of cash flows:
Interest paid	$18	$27	$39	$56

Supplemental disclosures of non-cash investing and financing transactions:
Reversal of deferred compensation related to terminated employees	$28	$—	$28	$—

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties. The predictions described in these statements may not materialize if management's current expectations regarding our future performance prove incorrect. Our results could also be affected by factors including, but not limited to, the risks described below under "Factors That Could Affect Future Performance." The forward-looking statements are based on currently available information; we disclaim any obligation to update them.

        The following information should be read in conjunction with our June 30, 2002 consolidated financial statements and related notes therein, which include adjustments necessary for fair presentation in accordance with Canadian generally accepted accounting principles or Canadian GAAP. For the Company, these principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP. The differences, as they affect our consolidated financial statements, are described in Note 5 to our June 30, 2002 consolidated financial statements. All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

        Our activities are focused primarily on the research and development of a unique class of proteins, called stress proteins or heat shock proteins, to regulate the body's own immune response to combat infectious diseases. We believe that the use of stress proteins, genetically combined with various antigens derived from disease-causing organisms, will likely yield novel therapeutic products.

        During the second quarter, we entered into a strategic collaboration with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, "Roche") for the development of HspE7 which is expected to reduce the Company's first half 2002 net cash burn by 40-60% during the second half of 2002. Under terms of the agreement, the Company could receive up to an aggregate of $300,000,000 comprised of upfront license fees, development and commercial milestones, and equity investments. In addition, the Company will receive tiered, progressive sales-based payments at favorable varying rates upon commercialization of HspE7.

        We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities. At June 30, 2002, our accumulated deficit was $127,710,000. We have been dependent principally upon equity financings to fund our business activities.

Results of Operations

        For the three and six month periods ended June 30, 2002, our net loss increased by approximately 46% and 30% to $11,983,000 and $22,463,000, respectively, due principally to decreases in non-operating income. Interest income decreased by $470,000 and $1,065,000 as a result of reduced market rates from the same periods in the prior year, coupled with a $385,000 temporary loss on the market value of investments. Further, foreign exchange gain decreased $472,000 and $1,338,000 for the three and six month periods ended June 30, 2002 due to less favorable currency exchange rates on U.S. investments.

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

Bioreagent sales

        Bioreagent sales for the three and six month periods ended June 30, 2002 increased by approximately 16% and 6% to $1,491,000 and $2,896,000, compared to $1,289,000 and $2,729,000 during the same periods in the prior year. The higher values for the three and six month periods ended June 30, 2002, were principally attributed to higher average selling prices and increased demand. We anticipate that bioreagent sales will grow by approximately 10% during 2002.

Research and development

        Research and development, or R&D, spending increased by approximately 38% and 9% to $9,778,000 and $19,061,000 for the three and six month periods ended June 30, 2002 compared to the same periods in the prior year, due principally to the timing of our later stage clinical trial programs and product development efforts for our lead product candidate HspE7.

Selling, general and administrative expenses

        Selling, general and administrative, or SG&A, expenses represented approximately 18% and 19% of total operating expenses during the three and six month periods ended June 30, 2002, compared with 22% and 18% over the same periods in the prior year. SG&A spending increased by approximately 12% and 21% to $2,371,000 and $4,666,000 for the three and six month periods ended June 30, 2002 compared to the same periods in the prior year, due principally to increased business development activities, costs associated with our expanded North American operations and the addition of key executive personnel.

Cost of bioreagent sales

        The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 28%, resulting in gross margins of 72%, for both the three and six month periods ended June 30, 2002 compared with gross margins of 74% and 76% during the same periods in 2001. The decrease in the gross margin percentages for the three and six month periods ended June 30, 2002 compared to the same periods in the prior year principally reflects the impact of the current year increase to the inventory provision of $89,000.

Interest and other income, net

        Interest and other income, net decreased significantly to a $894,000 and $784,000 expense for the three and six month periods ended June 30, 2002, respectively, compared to net income of $47,000 and $2,004,000 during the same periods in the prior year. The decrease is due principally to a $470,000 and $1,065,000 reduction in interest income caused by reduced market rates from the same periods in the prior year, coupled with a $385,000 temporary loss on the market value of investments, which is expected to reverse upon maturity or calling of the investment by the issuer. In addition, foreign exchange gain decreased $472,000 and $1,338,000 due to less favorable currency exchange rates on U.S. investments for the three and six month periods ended June 30, 2002.

Basic and diluted loss per share

        The basic and diluted loss per share was $0.21 and $0.39 for the three and six month periods ended June 30, 2002, compared to $0.16 and $0.35 during the same periods in the prior year. The impact of the increase in net loss in the three and six month periods ended June 30, 2002 compared with the same periods in the prior year was diluted by increases in the weighted average number of common shares outstanding.

Differences between Canadian and U.S. generally accepted accounting principles

        Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP. Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

        To conform to U.S. GAAP, our net loss would decrease by $754,000 and $1,190,000 for the three and six month periods ended June 30, 2002, respectively. The principal differences under U.S. as opposed to Canadian GAAP were the reversal of a write-down of $385,000 on U.S. investments, coupled with an $805,000 reversal of unrealized foreign loss on available-for-sale securities.

        Net loss per common share under U.S. GAAP would have been $0.19 and $0.37 the three and six month periods ended June 30, 2002, compared to $0.15 and $0.35 during the same periods in the prior year. Our current assets and stockholders' equity under U.S. GAAP would have been $53,730,000 and $45,321,000, respectively at June 30, 2002, compared to $53,604,000 and $45,195,000 under Canadian GAAP. Our current assets and stockholders' equity under U.S. GAAP would have been the same under Canadian GAAP at December 31, 2001.

Liquidity and Capital Resources

        At June 30, 2002, we had cash, cash equivalents and short-term investments of $51,299,000, a decrease of $11,383,000 from December 31, 2001. During the three and six month periods ended June 30, 2002, we used cash and cash equivalents primarily to finance our clinical development and commercial manufacturing scale-up activities associated with our lead product candidate, HspE7. At June 30, 2002, approximately 52% of cash, cash equivalents and short-term investments were held in U.S. dollars. The collaborative development funding from Roche is expected to reduce our first half 2002 burn rate by 40-60% during the second half of 2002. The variability of anticipated burn is dependent upon several factors, including the timing of recurrent respiratory papillomatosis, or RRP, clinical development and pre-clinical activities supporting a future IND for our hepatitis B fusion product candidate. Considering the Roche funding and currently anticipated spending, at June 30, 2002, we had cash, cash equivalents and short-term investments on hand to support operations in excess of two years.

        Under terms of the collaboration agreement, the Company could receive up to an aggregate of $300,000,000 comprised of upfront license fees, development and commercial milestones, and equity investments. The milestones are distributed throughout the development and commercial period. Approximately 20% of the value of the agreement is expected to be realized by the Company through 2004, one-half during the remaining development period up to launch of various indications, and one-third within five years after launch of various indications, principally genital warts.

        During the three and six month periods ended June 30, 2002, capital expenditures decreased 84% to $168,000 compared with $1,065,000 during the same period in 2001, during which we were completing a significant laboratory expansion in our Victoria, B.C. location.

        The Company's cash requirements may vary materially from anticipated amounts because of the results and scope of clinical trials and other research and development activities, the time required to obtain regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and its ability to establish collaborative development and marketing arrangements. As a result of these factors, it is difficult to predict accurately the times additional cash will be needed and the amounts of future cash required.

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

Critical Accounting Policies

        Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

Revenue Recognition

        We recognize revenue from product sales upon delivery to customers when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured.

        We recognize collaborative research and development revenues as services are performed consistent with the performance requirements of the contract. Revenue from non-refundable contract fees where we have continuing involvement though research and development collaborations or other contractual obligations is recognized ratably over the development period or the period for which we continue to have a performance obligation. The period of development is evaluated on a regular basis. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the respective agreement, provided payment is proportionate to the effort expended. Payments received in advance of performance or delivery are recorded as deferred revenue.

Clinical Trial Accruals

        The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting period. There are three distinct phases of cost recognition associated with the clinical trials as follows: the start-up phase, the patient accrual phase, and the closing phase. Once the total cost to complete the current phase of a clinical trial is determined, an estimate is made based on historical data to determine a percentage of cost to be recognized for each phase of the trial. The amount allocated to the start up phase is recognized immediately at the onset of the trial. The cost remaining, after allocations are made to the start up and closing phases, is divided by the number of patients expected to be accrued during the trial, and recognized ratably as patients are accrued into the program. Finally, once the study is complete and analysis of the patient data has been initiated, the closing phase costs are recognized.

Accounting Pronouncements

        The Company has adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for good and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk is principally confined to its cash and short-term investments. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's portfolio, of which approximately 52% are currently invested in the U.S., are not leveraged, are classified as available-for-sale and are therefore subject to foreign exchange and interest rate risk. The Company currently does not hedge foreign exchange or interest rate exposure. A hypothetical 1% change in foreign currency exchange and interest rates during the three months ended June 30, 2002 would have resulted in a change in net loss of approximately $173,000 and $125,000, respectively. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from December 31, 2001.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

        In addition to the other information in this report, the following factors (as well as other factors not listed) have the potential to materially affect the Company's future operations.

We Are At an Early Stage of Development

        Our biotechnology business is still at an early stage of development. We must invest in significant additional research and development and clinical trials prior to commercializing any of our technology. We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products. We have undertaken only limited human clinical trials for some of our product candidates and we cannot assure you that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify undesirable side effects. We cannot assure you that any of our products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be produced in commercial quantities at reasonable costs, be successfully marketed or be profitable enough that we will recoup the investment made in such product candidates. None of our therapeutic product candidates are expected to be commercially available for several years.

We Have a History of Operating Losses and We May Never Become Profitable

        To date, we have not recorded any revenues from the sale of therapeutic products. Since inception through June 30, 2002, we have accumulated net losses of approximately $127,710,000; we expect to incur continued losses for at least the next several years as we continue research and development and clinical trials. To become profitable, we, either alone or with one or more partners, must develop, manufacture and successfully market product candidates.

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

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

        Our business depends on our entering into arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. For example, we have a corporate partnership with Roche for the development and commercialization of HspE7, and several research collaborations. We may not be able to establish and maintain collaborations that are important to our business on favorable terms, if at all, and such collaborations may not be successful.

        There are a number of risks associated with our dependence on collaborative agreements with third parties. Our product development and commercialization efforts could be adversely affected if any collaborative partner terminates its agreement with us, fails to develop or manufacture in adequate quantities a substance we need in order to conduct clinical trials, fails to adequately perform clinical trials, does not develop, manufacture or commercialize an end product to which it has or we have rights, or otherwise fails to meet its contractual obligations. In addition, we cannot assure you that our collaborative partners will not pursue other technologies or develop alternative products that could compete with our future products.

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

We May Encounter Difficulties in Developing Manufacturing Capabilities and Facilities or Entering into Contracts for Manufacturing with Third Parties

        Our manufacturing experience in bioreagents is not directly applicable to the manufacture of therapeutic products. We have not yet introduced any therapeutic products and have no manufacturing experience for immunotherapies. Before we can be profitable, we need a cost-effective manufacturing process that produces commercial quantities of our products in compliance with regulatory requirements. We do not currently have facilities for the production of the products we are developing. In order to have our products manufactured in commercial quantities, we will need to develop our own manufacturing facilities, pay third party manufacturers, or depend on the manufacturing capabilities of collaborators. Currently, we rely on a single active ingredient supplier of our HspE7 product candidate and anticipate transferring its manufacture to Roche. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties in manufacturing, we may not be able to conduct clinical trials as planned.

        If we chose to develop our own commercial manufacturing facilities, we would need substantial additional funds beyond what we have currently available. We would also need to hire additional management and technical personnel with experience conducting manufacturing in accordance with applicable regulations of the U.S. Food and Drug Administration and Health Canada's Health Products and Food Branch Inspectorate. Efforts to develop facilities for commercial production might not be successful.

        Production of our products may require raw materials which are scarce or which can be obtained from a limited number of sources. If our manufacturers cannot obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

We Must Obtain Additional Financing To Execute Our Business Plan

        Our revenues from the production and sale of bioreagents, and the projected revenues and expense reimbursements from our HspE7 collaboration are not adequate to support all of the therapeutic product development programs in our business plan. Our need for capital may increase, for example due to increasing costs of insurance for public technology companies or currency exchange losses. We will require substantial additional funds to pursue further research and development, obtain regulatory approvals, establish pilot-scale manufacturing, carry out clinical trials, market our products and file, prosecute, defend and enforce our intellectual property rights. We will seek additional funds through public or private equity or debt financing, collaborative arrangements with pharmaceutical companies and/or from other sources. Collaborative arrangements for the development of particular products will likely require us to relinquish some or all of our rights to the related technology or products.

        Although we expect to seek additional funding when there are market opportunities, future funding may not be available on favorable terms or at all. If additional funding were not obtained, the Company, to the extent necessary, would consider reducing, deferring or canceling planned initiatives or overhead expenditures. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.

We Could Need to Conduct More Clinical Trials or Take More Time to Complete Clinical Trials Than We Originally Plan

        Clinical trials vary in design by factors including their dosage, end points, length, controls, and numbers and types of patients enrolled. We may need to conduct a series of trials before we can demonstrate that the effects of our products are statistically significant. The end points of some of our clinical trials for HspE7 require us to determine whether it delays or prevents disease recurrence. These clinical trials are likely to take longer to complete than clinical trials involving other types of therapeutics. The schedule on which clinical trials will start and end can vary dramatically from forecasted schedules due to factors including conflicts with the schedules of participating clinicians and clinical institutions and delayed patient accrual.

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

We May Not Be Able to Obtain the Regulatory Approvals or Clearances That Are Necessary to Commercialize Our Products

        The United States, Canada and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of human therapeutic products. In order for our products to obtain marketing approval and clearance for each indication, our preclinical and clinical data and manufacturing facilities will need to meet complex criteria establishing the safety and efficacy of the ultimate products.

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

Even If We Obtain All Necessary Regulatory Approvals, Our Products May Not Gain Market Acceptance

        Our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product that we may develop will depend on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost effectiveness of the products, their potential advantage over alternative products and marketing and distribution support for the products.

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

The Profitability of Our Products Will Depend On Our Ability to Protect Our Proprietary Rights and Operate Without Infringing The Proprietary Rights of Others

        The profitability of our products will depend in part on our ability to obtain patents, maintain licenses and preserve trade secret protection. We also must operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. We have filed and are actively pursuing applications for United States and non-United States patents. The patent positions of pharmaceutical and biotechnology firms, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the United States federal courts. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. The laws of other countries may not protect our intellectual property rights to the same extent as the laws of the United States or Canada. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions. We cannot assure you that any of our patent applications will result in the issuance of patents, that we will develop additional patentable products, that any patents issued to us will provide us with any competitive advantages, that such patents will not be challenged by third parties, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents. Other companies may independently develop similar products and design around any patented products we develop.

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

Our Operations Involve Risks Which Could Subject Us to Damages Resulting from Accidental Contamination or Injury

        We conduct human clinical trials, including trials in children, which may have unforeseen long-term health implications. We have only limited amounts of product liability insurance for our clinical trials. We may not correctly anticipate or be able to maintain on acceptable terms the level of insurance coverage that would adequately cover potential liabilities from proposed clinical trials. This type of insurance is expensive, difficult to obtain and may not be available in the future. If we cannot obtain sufficient insurance coverage or other protection against potential product liability claims, we may not be able to commercialize potential products. If any liabilities from a claim exceed the limit of our insurance coverage, we may not have the resources to pay them.

        Our research and development processes involve the controlled use of hazardous and radioactive materials. We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of or an accident involving hazardous or radioactive materials, we could be held liable for any damages that result. We are not insured with respect to this liability. Such liability could exceed our resources. In the future we may be required to incur significant costs to comply with environmental laws and regulations.

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

We Have Yet to Market or Sell Any Pharmaceutical Products

        Our pharmaceutical products have not been approved for sale by any regulatory agencies. Although we sell bioreagents, we have never marketed or sold any pharmaceutical product. We anticipate that Roche will lead marketing efforts of HspE7. We cannot guarantee that we will be able to enter into future marketing or sales arrangements with strategic partners on terms favorable to us, or at all. In order to market or co-market our product candidates ourselves, we would need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group,. If marketing and sales through partnering arrangements is not successful and we do not successfully develop internal marketing and sales expertise, our ability to generate revenue from product sales will be limited.

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

Our Share Price Has Been and Is Likely to Continue to Be Highly Volatile

        As is typical for biotechnology companies without a Food and Drug Administration approved product on the market, our share price has been highly volatile in the past and is likely to continue to be volatile. The volatility of our stock may be heightened because it is traded primarily on the Toronto Stock Exchange, which limits its attractiveness to investors outside of Canada. Factors such as the announcement of technological innovations, the release of publications, the announcement of clinical trials results by us or our competitors, the development of new commercial products, the granting of patents or exclusive licenses, changes in regulations, the release of financial results, public concerns over risks relating to biotechnology, future issuances of shares by us or sales of shares by our shareholders and many other factors could materially affect the price of our shares.

PART II—OTHER INFORMATION

Item 2

        On June 21, 2002, Roche Finance Ltd. agreed to acquire 2,036,436 common shares at a per share price of $3.76, which was determined by the weighted average price of common shares of the Company in the ten business days prior to the transaction. The aggregate $7,657,000 purchase price represented an investment of U.S. $5 million. In connection with the investment, we issued two warrants to acquire between 2,036,435 and 2,356,000 additional common shares through June 28, 2007 for an additional aggregate purchase price of $7,657,000. The transaction was exempt from registration under Securities Act of 1933 of the United States of America, as amended, because it was made by a Swiss purchaser from a Canadian issuer without use of any means or instruments of transportation or communication in United States interstate commerce or of the United States mails. We intend to use the net proceeds of the financing primarily to fund product development activities planned for HspE7, and for research and development, working capital and general corporate purposes.

Item 4

  (a)
  The Annual Shareholders' Meeting was held on June 19, 2002.

  (b)
  PROPOSAL I. The Board of Directors nominated for election in our proxy circular was elected in its entirety by the following votes:

      William A. Cochrane, M.D., by 26,935,279 votes, with 0 votes withheld
      Joann Data, by 26,932,779 votes with 2,500 votes withheld
      Kenneth Galbraith, by 26,935,279 votes, with 0 votes withheld
      Daniel L. Korpolinski, by 26,925,446 votes with 9,833 votes withheld
      Steven C. Mendell, by 26,925,446 votes, with 0 votes withheld
      Jay M. Short, Ph.D., by 26,926,829 votes, with 7,250 votes withheld and 1,200 votes abstaining

  (c)
  In addition to PROPOSAL I described in paragraph (b) above, the following matters were voted upon at the meeting:

          PROPOSAL II: Deloitte & Touche LLP, San Diego, California, was appointed as the auditors of the Company to hold office until the close of the next annual general meeting of the Company or until a successor is appointed, by 26,926,829 affirmative votes, with 7,250 votes withheld and 1,200 votes abstaining.

Item 6

Exhibits

Exhibit No.	Description
10.14*	HspE7 Collaboration Agreement
99.1	Statement Required By 18 U.S.C. §1350

*
The Registrant has applied for confidential treatment with respect to portions of this document.

Reports on 8-K

        On June 28, 2002 we issued a report on Form 8-K to the effect that we and our wholly-owned subsidiary, Stressgen Development Corporation had signed a collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. providing for the co-development and commercialization of our pharmaceutical fusion product candidate, HspE7.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation
Date: August 7, 2002	/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

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
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) Stressgen Biotechnologies Corporation and Subsidiaries (Canadian Dollars In Thousands)
Stressgen Biotechnologies Corporation Notes to Consolidation Financial Statements (Unaudited) (Canadian dollars)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  Item 2
  Item 4
  Item 6
SIGNATURES