Form 10-Q
period 2002-09-30
STRESSGEN BIOTECHNOLOGIES CORP
filed 2002-10-25
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada
(State of incorporation)
350-4243 Glanford Avenue
Victoria, British Columbia V8Z 4B9
 Parent of Stressgen Biotechnologies, Inc.
10241 Wateridge Circle, Suite C200
San Diego, CA
(Address of principal executive offices)	N/A (IRS Employer Identification No.) 92121 (zip code)

(250) 744-2811
 (858) 202-4900
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of October 18, 2002, the registrant had approximately 60,210,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

INDEX

CONSOLIDATED BALANCE SHEET

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,476	$33,338
Short-term investments	30,101	29,344
Accounts receivable	4,364	609
Inventories	959	915
Other current assets	767	420

Total current assets	55,667	64,626
Capital assets	2,896	3,163
Deferred expenses, net of current portion	459	—

	$59,022	$67,789

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,659	$7,757
Current portion of deferred revenue	1,119	—
Current portion of capital lease obligations	319	537

Total current liabilities	10,097	8,294
Long tem liabilities
Deferred revenue, net of current portion	3,636	—
Capital lease obligations, net of current portion	338	578

Total long term liabilities	3,974	578

Total liabilities	14,071	8,872
Stockholders' equity:
Common shares and other equity—no par value; unlimited shares authorized, 60,209,989 and 57,591,888 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	175,385	164,794
Deferred stock compensation	(444)	(630)
Accumulated deficit	(129,990)	(105,247)

Total stockholders' equity	44,951	58,917

	$59,022	$67,789

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
Collaborative R&D revenue	$4,332	$—	$4,332	$—
Bioreagent sales	1,494	1,256	4,390	3,985

Total revenue	5,826	1,256	8,722	3,985
Operating expenses:
Research and development	7,447	8,096	26,508	25,589
Selling, general and administrative	1,904	1,518	6,570	5,380
Cost of bioreagent sales	419	501	1,228	1,154

	9,770	10,115	34,306	32,123

Operating loss	(3,944)	(8,859)	(25,584)	(28,138)

Other income (expenses):
Interest and other income, net	1,679	1,591	895	3,589
Interest expense	(15)	(26)	(54)	(82)

	1,664	1,565	841	3,507

Net loss	(2,280)	(7,294)	(24,743)	(24,631)
Accumulated deficit, beginning of period	(127,710)	(86,645)	(105,247)	(69,308)

Accumulated deficit, end of period	$(129,990)	$(93,939)	$(129,990)	$(93,939)

Basic and diluted loss per common share	$(0.04)	$(0.14)	$(0.42)	$(0.49)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	60,179	50,634	58,573	50,257

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian Dollars In Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Cash flows from operating activities:
Net loss	$(2,280)	$(7,294)	$(24,743)	$(24,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital assets	204	168	586	425
Amortization of deferred stock compensation	57	—	173	—
Unrealized foreign exchange loss (gain)	(1,235)	(1,214)	(17)	(1,632)
Loss on market value of investments	(498)	—	(113)	—
Change in deferred revenue	4,755	—	4,755	—
Changes in operating assets and liabilities	(6,074)	1,292	(3,703)	(442)

Net cash used in operating activities	(5,071)	(7,048)	(23,062)	(26,280)

Cash flows from investing activities:
Purchase of short-term investments	(13,975)	(43,839)	(57,754)	(78,863)
Sales and maturities of short-term investments	24,342	49,833	57,195	104,462
Purchase of capital assets	(151)	(184)	(319)	(1,249)

Net cash provided by (used in) investing activities	10,216	5,810	(878)	24,350

Cash flows from financing activities:
Proceeds on issue of common shares	1,498	2,275	10,604	2,990
Proceeds from borrowings	—	—	—	102
Repayment of borrowings	(211)	(119)	(458)	(334)
Stock subscription receivable	480	—	—	—

Net cash provided by financing activities	1,767	2,156	10,146	2,758

Effect of exchange rate changes on cash and cash equivalents	345	(43)	(68)	66

Increase (decrease) in cash	7,257	875	(13,862)	894
Cash and cash equivalents, beginning of period	12,219	532	33,338	513

Cash and cash equivalents, end of period	$19,476	$1,407	$19,476	$1,407

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements (Unaudited)
(Canadian dollars)

1.    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

  Stressgen Biotechnologies Corporation (with its subsidiaries, "Stressgen" or the "Company") is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. Its lead product is HspE7, which targets a broad spectrum of human papillomavirus ("HPV") related diseases. The Company has also initiated research studies to evaluate stress protein (also known as heat shock protein) fusions, made through its proprietary CoVal™ technology, for the treatment of hepatitis B and herpes simplex. It is evaluating the use of CoVal™ fusions for the treatment of hepatitis C and HIV. Further, Stressgen is an internationally recognized supplier of research products used by scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

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

  Financial Statements and Estimates

  The information at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 has been prepared by the Company and has not been audited. The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles ("Canadian GAAP"), and conform in all material respects with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except as discussed in Note 5. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's December 31, 2001 Annual Report on Form 10-K. Certain informational and footnoted disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations. Interim results are not necessarily indicative of results for the full year.

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

  Revenue from collaborative research and development ("R&D") arrangements may include multiple elements within a single contract. Separate elements of contracts are separately negotiated. Payments received under collaborative arrangements may include the following: non-refundable fees at inception of contract for technology rights which are recognized in accordance with SAB No. 101 "Revenue Recognition in Financial Statements"; funding for services performed; milestone payments for specific achievements; and payments based upon resulting sales of products.

  The Company recognizes collaborative research and development revenues as services are performed consistent with the performance requirements of the contract. Revenue from non-refundable contract fees where the Company has continuing involvement though research and development collaborations or other contractual obligations, less the fair market value of any related warrants, is recognized ratably over the development period or the period for which Stressgen continues to have a performance obligation. The period of development is evaluated on a regular basis. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the agreement, provided payment is proportionate to the effort expended. Payments received in advance of performance or delivery are recorded as deferred revenue.

  Clinical Trial Accruals

  The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods. The Company recognizes clinical trial costs in three distinct phases: the start-up phase, the patient accrual phase, and the close-out phase. The total estimated trial cost is divided into these three phases based on historical contract costs. Upon start of the trial, the start-up portion of the trial contract is accrued. As patients enter the trial, the patient accrual cost is ratably recognized. Once the study is complete and analysis of the patient data has been initiated, the close-out portion of the trial is recognized.

  Stock-based compensation plan

  The Company has adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.

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

  Accounting Pronouncements

  The Company has adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for good and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities

2.    COLLABORATIVE AGREEMENT

  In June 2002, the Company entered into a collaborative agreement for the co-development and global commercialization of the Company's innovative proprietary CoVal™ fusion product candidate, HspE7, with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, "Roche"). Under the terms of the agreement, Roche has the worldwide exclusive right to manufacture, market and sell the HspE7 product and the Company has the right to co-promote the product in the U.S. to certain physician specialties. The terms of the collaborative agreement provide for an initial equity investment, issuance of warrants (see Note 3) and upfront payment aggregating approximately $13,700,000, milestone payments and sales-based payments. For the three and nine months ended September 30, 2002, the Company recognized revenue of $4,332,000 related to this collaborative research and development arrangement.

3.    BALANCE SHEET DETAILS

  The following tables provide details of selected balance sheet items:

(In thousands)	September 30, 2002	December 31, 2001
Inventories:
Raw materials and work in progress, net	$674	$584
Finished goods	285	331

	$959	$915

Accounts receivable:
Collaborative receivable	$3,673	$—
Trade receivables, net	691	609

	$4,364	$609

Accounts payable and accrued liabilities:
Clinical trial accruals	4,969	$3,466
Other accrued liabilities	1,921	1,099
Trade accounts payable	1,769	3,192

	$8,659	$7,757

  Stockholders' Equity

  In June 2002, the Company issued 2,036,436 common shares for $7,657,000 pursuant to the collaborative agreement with Roche (see Note 2). The Company also issued two warrants to exercise between 2,036,435 and 2,356,000 additional common shares through June 28, 2007 for an aggregate of $7,657,000. The equity was issued at a per share price determined by the weighted average price of common shares of the Company in the ten business days prior to the Roche transaction. Upon the completion of certain milestones established in the agreement, the Company has the option to call the warrants. The Company recorded an equity contribution of $1,264,000 to record the fair market value of the warrants, as determined by an independent valuation expert. In the event the holder is obligated to exercise a warrant and the current per share price of common shares of the Company is less than initial per share exercise price of $3.76 (as adjusted for events described in the agreement such as stock splits), then the per share exercise price will be amended to equal the greater of $3.25 or the then-current per share market price, and the number of common shares issuable pursuant to the terms of the warrant will be equal to the initial aggregate exercise price of such warrant divided by the amended per share exercise price.

  In 1998, the Company issued Class B Warrants to purchase 4,000,000 common shares for $3.30 per share on or before September 11, 2003. At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise. For the nine months ended September 30, 2002, 25,057 warrants were exercised through a cashless exercise for shares of the Company's common stock, resulting in the issuance of 3,963 shares. No warrants were exercised in the three months ended September 30, 2002. There were 3,231,145 Class B Warrants outstanding at September 30, 2002. Stockholders' equity at September 30, 2002 includes $2,180,000 of contributed surplus.

  Employee share option plan

  In 2001, the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the "2001 Plan"). Between the date of grant and stockholder approval, the market price of the Company's common stock increased resulting in deferred compensation of $807,000 associated with these options. The deferred compensation is being amortized to expense over the vesting period of the granted options, which have been applied to the 2001 Plan. The stockholders subsequently approved adoption of the 2001 Plan reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options. Once the 2001 Plan was approved, the grants ceased to be considered out-of-plan. At that time, the Company stopped granting options under its pre-existing 1996 Share Incentive Plan. At September 30, 2002, there were 4,351,828 total options issued and outstanding under the two plans, at exercise prices ranging from $1.22 to $8.00 per share with remaining weighted average contractual lives of 4 year to 9 years, and 1,369,402 options available for future grant under the 2001 Plan.

  Pro forma information regarding net loss is required by the CICA Handbook section 3870, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement for all options granted since inception. Had compensation cost for the Company's stock-based employee compensation plans been determined under the fair value method, the Company's net loss would have increased by $907,000 and $2,721,000 to $3,187,000 and $27,464,000, respectively for the three and nine months ended September 30, 2002, and net loss per share would have increased to $0.05 and $0.47, respectively.

  The fair value of each option grant is estimated as of the date of grant using the Black Scholes options pricing model. The following weighted average assumptions were used for grants in the three month period ended September 30, 2002: expected dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 5.5%; and expected life of 4 years. The weighted average fair value of options granted in the three months ended September 30, 2002 amounted to $1.74. The Company has included those options outstanding on the date of adoption of CICA 3870 in the calculation of its pro forma earnings per share.

4.    SEGMENT INFORMATION

  The Company manages its operations in two reportable segments, Bioreagents and Biotechnology. Sales revenues are allocated to the specified countries based on customer locations.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2002	2001	2002	2001
Bioreagents
Sales:
U.S.	$1,030	$824	$2,913	$2,567
Canada	75	54	220	199
Other	389	378	1,257	1,219

	1,494	1,256	4,390	3,985

Expenses:
Research and development	288	467	857	660
Selling, general and administrative	368	60	1,138	902
Cost of bioreagent sales	419	501	1,228	1,154

	1,075	1,028	3,223	2,716

Operating income	$419	$228	$1,167	$1,269

Biotechnology
Collaborative R&D revenue	$4,332	$—	$4,332	$—
Expenses:
Research and development	7,159	7,629	25,651	24,929
Selling, general and administrative	1,536	1,458	5,432	4,478

	8,695	9,087	31,083	29,407

Operating loss	$(4,363)	$(9,087)	$(26,751)	$(29,407)

Totals
Revenue:
Collaborative R&D revenue	$4,332	$—	$4,332	$—
Bioreagent sales	1,494	1,256	4,390	3,985

Total revenue	5,826	1,256	8,722	3,985
Expenses:
Research and development	7,447	8,096	26,508	25,589
Selling, general and administrative	1,904	1,518	6,570	5,380
Cost of bioreagent sales	419	501	1,228	1,154

	9,770	10,115	34,306	32,123

Operating Loss	$(3,944)	$(8,859)	$(25,584)	$(28,138)

  The Company does not allocate interest and other income and interest expense, or capital assets between the segments.

5.    THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

  These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform in all material respects to U.S. GAAP.

  Effect on the consolidated financial statements:

  Balance Sheet

(In thousands)	September 30 2002	December 31 2001
Current assets under Canadian GAAP	$55,667	$64,626
Adjustment to carrying value of short-term investments classified as available-for-sale securities(a)	—	—

Current assets under U.S. GAAP	$55,667	$64,626

Stockholders' equity under Canadian GAAP	$44,951	$58,917
Unrealized holding gains on available-for-sale securities(a)	—	—

Stockholders' equity under U.S. GAAP	$44,951	$58,917

  Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2002	2001	2002	2001
Net loss under Canadian GAAP	$(2,280)	$(7,294)	$(24,743)	$(24,631)
Reversal of unrealized foreign exchange (gain) on available-for-sale securities(a)	(890)	(1,257)	(85)	(1,566)
Reversal of write-(up)down of short term investments(a)	(498)	—	(113)	15
Stock-based compensation expense on stock options(b)	—	(66)	—	(163)

Net loss under U.S. GAAP	$(3,668)	$(8,617)	$(24,941)	$(26,345)

Basic loss per common share under Canadian GAAP	$(0.04)	$(0.14)	$(0.42)	$(0.49)

Basic loss per common share under U.S. GAAP	$(0.06)	$(0.17)	$(0.43)	$(0.52)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	60,179	50,634	58,573	50,257

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

  The following outlines the differences that affect the Company for the three and nine month periods ended September 30, 2002 and 2001.

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

  SFAS No. 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2002	2001	2002	2001
Net loss under U.S. GAAP	$(3,668)	$(8,617)	$(24,941)	$(26,345)
Other comprehensive income
Adjustment to unrealized foreign exchange and market gains (losses) on available-for-sale investments	1,388	1,347	(68)	1,513

Comprehensive net loss under U.S. GAAP	$(2,280)	$(7,270)	$(25,009)	$(24,832)

Comprehensive loss per share Under U.S. GAAP	$(0.04)	$(0.14)	$(0.43)	$(0.50)

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

6.    SUPPLEMENTAL CASH FLOW INFORMATION

  The changes in operating assets and liabilities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2002	2001	2002	2001
Collaborative receivable	$(3,673)	$—	$(3,673)	$—
Trade receivables	24	21	(82)	(47)
Inventories	(15)	30	(44)	(18)
Other current assets	(121)	18	(347)	(101)
Deferred expenses, net of current portion	(459)	—	(459)	—
Accounts payable and accrued liabilities	(1,830)	1,223	902	(276)

	$(6,074)	$1,292	$(3,703)	$(442)

Supplemental disclosures of cash flows:
Interest paid	$15	$55	$54	$82

Supplemental disclosures of non-cash investing and financing transactions:
Reversal of deferred compensation related to terminated employees	—	—	$28	—

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties. The predictions described in these statements may not materialize if management's current expectations regarding our future performance prove incorrect. Our results could also be affected by factors including, but not limited to, our reliance on collaborative partners and other risks described below under "Factors That Could Affect Future Performance." The forward-looking statements are based on currently available information; we disclaim any obligation to update them.

        The following information should be read in conjunction with our September 30, 2002 consolidated financial statements and related notes therein, which include adjustments necessary for fair presentation in accordance with Canadian generally accepted accounting principles or Canadian GAAP. These principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP. The differences, as they affect our consolidated financial statements, are described in Note 5 to our September 30, 2002 consolidated financial statements. All amounts following are expressed in Canadian dollars unless otherwise indicated.

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

        In June 2002, we entered into a strategic collaboration with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, "Roche") for the development of HspE7, which improved the Company's net cash used in operating activities for the quarter ended September 30, 2002 by 51% from the immediately preceding quarter. Under terms of the agreement, the Company could receive up to an aggregate of $300,000,000 comprised of upfront license fees, development and commercial milestones, and equity investments. In addition, the Company will receive tiered, progressive sales-based payments at favorable varying rates upon commercialization of HspE7.

        We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities. At September 30, 2002, our accumulated deficit was $129,990,000. We have been dependent principally upon equity financings to fund our business activities.

Results of Operations

        For the three and nine months ended September 30, 2002, our net loss was $2,280,000 and $24,743,000, respectively. This represents a 69% decrease from the three month period in the prior year and no change from the nine month period in the prior year. The current quarter decrease is due principally to collaborative R&D revenue, the reversal of a temporary write-down on the market value of investments and favorable foreign exchange rate fluctuations. Collaborative R&D revenue totaled $4,332,000 for the three and nine months ended September 30, 2002. Interest income for the three month period increased by $306,000 due to a $498,000 reversal of prior period write-downs on the market value of investments and for the nine month period decreased by $1,138,000 due to lower market interest rates on short term investments compared to the same period in the prior year. While a net foreign exchange rate gain was recorded during the current quarter, compared to the three and nine month periods in the prior year, foreign exchange gain decreased $218,000 and $1,556,000, respectively.

        In order to achieve financial reporting comparability to peer companies within the biotechnology and pharmaceutical industries, the Company performed a review of the classification of its operating costs during 2001. As a result of this review, certain costs were reclassified from selling, general and administrative expenses to research and development and cost of bioreagent sales. Prior period balances have been reclassified to conform to the current periods' presentation.

Collaborative R&D revenue

        Collaborative R&D revenue was $4,332,000 for the three and nine months ended September 30, 2002. Collaborative R&D revenue includes $4,054,000 of reimbursement for R&D activities and $278,000 for SAB No. 101 recognition of up-front fees and was recorded for the first time during the current three month period.

Bioreagent sales

        Bioreagent sales for the three and nine months ended September 30, 2002 increased by 19% and 10% to $1,494,000 and $4,390,000, compared to $1,256,000 and $3,985,000 during the same periods in the prior year. The higher values for the three and nine months ended September 30, 2002, were principally attributed to higher average selling prices and increased demand. We anticipate that bioreagent sales will grow by approximately 10% during 2002.

Research and development

        Research and development, or R&D, spending for the three months ended September 30, 2002 decreased by 8% to $7,447,000 compared to the same period in the prior year. This spending pattern reflects the maturation of our clinical program and shifting of certain product development efforts on HspE7 to Roche during the current three and nine month periods, in contrast to increasing the clinical and development efforts during the three and nine month periods in the prior year. R&D spending for the nine months ended September 30, 2002 increased 4% to $26,508,000 compared to the corresponding period in the prior year.

Selling, general and administrative expenses

        Selling, general and administrative, or SG&A, expenses represented approximately 19% of total operating expenses during the three and nine months ended September 30, 2002, compared with 15% and 17% over the same periods in the prior year. SG&A spending increased by approximately 25% and 22% to $1,904,000 and $6,570,000 for the three and nine months ended September 30, 2002 compared to the same periods in the prior year, due principally to increased business development activities, costs associated with our expanded North American operations and the addition of key executive personnel.

Cost of bioreagent sales

        The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 28%, resulting in gross margins of 72%, for both the three and nine months ended September 30, 2002 compared with gross margins of 60% and 71% during the same periods in 2001. In the prior year, a provision for obsolete/overstock inventory was recorded affecting the three and nine month period gross margins. The increase in the current year gross margin reflects the net impact of inventory provisions.

Interest and other income, net

        Interest and other income, net increased by 6% to $1,679,000 for the three months ended September 30, 2002 compared to the same period in the prior year. For the nine months ended September 30, 2002, interest and other income, net decreased by $2,694,000 principally due to a

$1,138,000 reduction in interest income caused by fluctuating market rates from the same period in the prior year and changes in foreign exchange gain of $1,556,000 due to less favorable currency exchange rates on U.S. investments.

Basic and diluted loss per share

        The basic and diluted loss per share was $0.04 and $0.42 for the three and nine months ended September 30, 2002, compared to $0.14 and $0.49 during the same periods in the prior year. The difference reflects impact of changes in net losses diluted by increases in the weighted average number of common shares outstanding.

Differences between Canadian and U.S. generally accepted accounting principles

        Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP. Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

        To conform to U.S. GAAP, our net loss would increase by $1,388,000 and $198,000 for the three and nine months ended September 30, 2002, respectively. The principal differences under U.S. GAAP as opposed to Canadian GAAP for the current quarter were the reversal of a write-up of $498,000 on U.S. investments, coupled with an $890,000 reversal of unrealized foreign exchange gain on available-for-sale securities.

        Basic net loss per common share under U.S. GAAP would have been $0.06 and $0.43 in the three and nine months ended September 30, 2002, compared to $0.17 and $0.52 during the same periods in the prior year. Our current assets and stockholders' equity under U.S. GAAP would have been the same as the $55,667,000 and $44,951,000 reported under Canadian GAAP at September 30, 2002. Our current assets and stockholders' equity under U.S. GAAP would have been the same under Canadian GAAP at December 31, 2001.

Liquidity and Capital Resources

        At September 30, 2002, we had cash, cash equivalents and short-term investments of $49,577,000, a decrease of $13,105,000 from December 31, 2001. During the three and nine months ended September 30, 2002, we used cash and cash equivalents primarily to finance development activities associated with our lead product candidate, HspE7. At September 30, 2002, approximately 48% of cash, cash equivalents and short-term investments were held in U.S. dollars. The collaborative development funding from Roche reduced our current quarter net cash used in operating activities by 51% compared to the prior quarter. We anticipate that fourth quarter net cash used in operating activities will approximate the current quarter results. The variability of anticipated burn is dependent upon several factors, including the timing of clinical development of recurrent respiratory papillomatosis, or RRP, and pre-clinical activities supporting a future IND for our hepatitis B fusion product candidate. Considering the Roche funding and currently anticipated spending, at September 30, 2002, we had cash, cash equivalents and short-term investments on hand to support operations in excess of two years.

        Under terms of the collaboration agreement, the Company could receive up to an aggregate of $300,000,000 comprised of upfront license fees, development and commercial milestones, and equity investments. The agreement was structured to enable the Company to realize 20% of the value of the milestones by the end of 2004. The remainder of the milestones, which are payable depending on factors such as development events and indications launched, could be realized approximately one-half in the remaining development period before launch, and 30% within five years after launch.

        During the three and nine months ended September 30, 2002, capital expenditures decreased by 18% and 75% to $151,000 and $319,000 compared with $184,000 and $1,249,000 for the same periods in 2001, during which we were completing a significant laboratory expansion in our Victoria, B.C. location.

        The Company's cash requirements may vary materially from anticipated amounts because of its collaborative development and marketing arrangements, the results and scope of clinical trials and other research and development activities, the time required to obtain regulatory approvals and the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights. As a result of these factors, it is difficult to predict accurately the times additional cash will be needed and the amounts of future cash required.

        The Company is likely to pursue the issuance of additional equity securities, and strategic transactions, to meet its cash requirements. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will consider deferring, canceling or reducing planned initiatives or overhead expenditures.

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

        We recognize collaborative research and development revenues as services are performed consistent with the performance requirements of the contract. Revenue from non-refundable contract fees where we have continuing involvement though research and development collaborations or other contractual obligations, less the fair market value of any related warrants, is recognized ratably over the development period or the period for which we continue to have a performance obligation. The period of development is evaluated on a regular basis. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the respective agreement, provided payment is proportionate to the effort expended. Payments received in advance of performance or delivery are recorded as deferred revenue.

Clinical Trial Accruals

        The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods. The Company recognizes clinical trial costs in three distinct phases: the start-up phase, the patient accrual phase, and the close-out phase. The total estimated trial cost is divided into these three phases based on historical contract costs. Upon start of the trial, the start-up portion of the trial contract is accrued. As patients enter the trial, the patient accrual cost is ratably recognized. Once the study is completed and analysis of the patient data has been initiated, the close-out portion of the trial is recognized.

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

We Are At an Early Stage of Development

        Our biotechnology business is still at an early stage of development. We must invest in significant additional research and development and clinical trials prior to commercializing any of our technology. We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products. We have undertaken only limited human clinical trials for some of our product candidates and we cannot assure you that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify undesirable side effects. We cannot assure you that any of our products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be produced in commercial quantities at reasonable costs, be successfully marketed or be profitable enough that we will recoup the investment made in such product candidates. None of our therapeutic product candidates are expected to be commercially available for several years. There is no precedent for the successful commercialization of products based on our fusion technologies. It is possible that we will not successfully develop any therapeutic products.

We Have a History of Operating Losses and We May Never Become Profitable

        To date, we have not recorded any revenues from the sale of therapeutic products. Since inception through September 30, 2002, we have accumulated net losses of approximately $129,990,000; we expect to incur continued losses for at least the next several years as we continue research and development and clinical trials. To become profitable, we, either alone or with one or more partners, must develop, manufacture and successfully market product candidates.

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

        Our business depends on our entering into arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. For example, we have a strategic collaboration with Roche for the development and commercialization of HspE7, and several research collaborations. We outsource many of our business functions such as clinical trials and manufacturing.

We may not be able to establish and maintain collaborations that are important to our business on favorable terms, if at all, and such collaborations may not be successful.

        There are a number of risks associated with our dependence on collaborative agreements with third parties. Our product development and commercialization efforts could be adversely affected if any collaborative partner terminates its agreement with us, causes delays, fails to timely develop or manufacture in adequate quantities a substance we need in order to conduct clinical trials, fails to adequately perform clinical trials, determines not to develop, manufacture or commercialize an end product to which it has or we have rights, or otherwise fails to meet its contractual obligations. In addition, we cannot assure you that our collaborative partners will not pursue other technologies or develop alternative products that could compete with our future products.

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

We May Encounter Difficulties in Developing Manufacturing Capabilities and Facilities or Entering into Contracts for Manufacturing with Third Parties

        Our manufacturing experience in bioreagents is not directly applicable to the manufacture of therapeutic products. We have not yet introduced any therapeutic products and have no manufacturing experience for immunotherapies. Before we can be profitable, we need a cost-effective manufacturing process that produces commercial quantities of our products in compliance with regulatory requirements. We do not have facilities for the production of the products we are developing. In order to have our products manufactured in commercial quantities, we will depend on the manufacturing capabilities of collaborators. Currently, we anticipate that Roche will manufacture our HspE7 product. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties in manufacturing, we may not be able to conduct clinical trials as planned.

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

        Production of our products could require raw materials which are scarce or which can be obtained from a limited number of sources. If our manufacturers were unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

We Must Obtain Additional Financing To Execute Our Business Plan

        Our revenues from the production and sale of bioreagents, and the projected revenues and expense reimbursements from our HspE7 collaboration are not adequate to support all of the therapeutic product development programs in our business plan. We will require substantial additional funds to pursue further research and development, obtain regulatory approvals, carry out clinical trials, market our products and file, prosecute, defend and enforce our intellectual property rights. We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products which would lead to our relinquishing some or all of our rights to the related technology or products.

        Although we expect to seek additional funding when there are market opportunities, future funding may not be available on favorable terms or at all. If additional funding were not obtained, the Company, to the extent necessary, would reduce, defer or cancel development programs, planned initiatives or overhead expenditures. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.

We Could Need to Conduct More Clinical Trials or Take More Time to Complete Clinical Trials Than We Originally Plan

        Clinical trials vary in design by factors including their dosage, end points, length, controls, and numbers and types of patients enrolled. We may need to conduct a series of trials before we can demonstrate that our products are safe and effective. In addition, we may be required to determine whether our products delay or prevent disease recurrence. These clinical trials are likely to take longer to complete than clinical trials involving other types of therapeutics. The schedule on which clinical trials will start and end can vary dramatically from forecasted schedules due to factors including conflicts with the schedules of participating clinicians and clinical institutions, delayed patient accrual and changes affecting supplies for clinical trials.

        We have limited experience in conducting clinical trials. We rely on corporate collaborators, academic institutions and clinical research organizations to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will depend on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for product release. In addition, such delays could reduce investors' confidence in our ability to develop products, likely causing our stock price to decrease.

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

        Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, do not prove to be safe and effective in clinical trials or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

  •
  the successful commercialization of our products could be adversely affected;

  •
  our competitive advantages could be diminished; and

  •
  any revenues or collaborative milestones from our products could be reduced or delayed.

        Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than we request or may condition approval on the performance of post-marketing studies for a product candidate. Even if we receive regulatory approval and clearance, our product candidates may later exhibit adverse side effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, any marketed product and its manufacturer will continue to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

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

        The manufacturers of our products will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance records and documentation. If the manufacturers cannot comply with regulatory requirements including applicable good manufacturing practice requirements, we may not be allowed to develop or market product candidates.

The Profitability of Our Products Will Depend On Our Ability to Protect Our Proprietary Rights and Operate Without Infringing The Proprietary Rights of Others

        The profitability of our products will depend in part on our ability to obtain and maintain patents and licenses, and preserve trade secrets. We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. We have received U.S. and European patents and have filed and are actively pursuing applications for additional United States and other patents. The patent positions of pharmaceutical and biotechnology enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the United States federal courts. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the United States is even more uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the United States. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

        Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that any of our patent applications will result in the issuance of patents, that we will develop additional patentable products, that the patents we have been issued will provide us with any competitive advantages, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents. On October 22, 2002 Antigenics Inc. announced that it had filed an opposition in the European Patent Office to a European patent and requests for re-examination in the United States Patent Office of two United States patents we have licensed. Until we receive final results from the opposition and re-examination processes, we will not be able to assure you of the likelihood of success of our planned vigorous defense of these patents.

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

        Our sales experience is limited to the sale of our bioreagents. To directly market and distribute any pharmaceutical products we may develop, we or our collaborators, will need a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into arrangements with third parties on terms that are acceptable to us. If marketing and sales through partnering arrangements is not successful and we do not successfully develop internal marketing and sales expertise, our ability to generate revenue from product sales will be limited.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk is principally confined to its cash and short-term investments. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's portfolio, of which approximately 48% are currently invested in the U.S., are not leveraged, are classified as available-for-sale and are therefore subject to foreign exchange and interest rate risk. The Company currently does not hedge foreign exchange or interest rate exposure. A hypothetical 1% change in foreign currency exchange and interest rates during the three months ended September 30, 2002 would have resulted in a change in net loss of approximately $130,000 and $122,000, respectively. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from December 31, 2001.

CONTROLS AND PROCEDURES

        (a)  Based on their evaluation conducted within 90 days of filing this report on Form 10-Q, our chief financial officer and chief executive officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to Stressgen and its consolidated subsidiaries.

        (b)  There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Exhibits

Exhibit No.	Description
99.1	Form of Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation
Date: October 25, 2002	/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

I, Donald D. Tartre, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Stressgen Biotechnologies Corporation (the "registrant");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002

/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer

I, Daniel L. Korpolinski, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Stressgen Biotechnologies Corporation (the "registrant");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002

/s/ DANIEL L. KORPOLINSKI Daniel L. Korpolinski President and Chief Executive Officer

QuickLinks

Stressgen Biotechnologies Corporation and Subsidiaries INDEX
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT (Unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Stressgen Biotechnologies Corporation Notes to Consolidated Financial Statements (Unaudited) (Canadian dollars)
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  FACTORS THAT COULD AFFECT FUTURE PERFORMANCE
  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  SIGNATURES AND CERTIFICATIONS