Form 10-K
period 2002-12-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2003-02-10
CIK 1064990

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20594

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
Commission File No. 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Yukon Territory, Canada (State or Other Jurisdiction of Incorporation or Organization)	N/A (IRS Employer Identification No.)
350-4243 Glanford Avenue Victoria, British Columbia V8Z 4B9
Parent of Stressgen Biotechnologies, Inc. 10241 Wateridge Circle, Suite C-200 San Diego, California (Address of Principal Executive Offices)	92121 (Zip Code)
Registrant's Telephone Number, including area code:	(250) 744-2811 (858) 202-4900

Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

        As of June 30, 2002 and February 5, 2003, the common shares held by non-affiliates of the Registrant had an aggregate market value of approximately U.S. $148,535,255 and $68,829,330, respectively. These amounts respectively represented approximately Cdn. $225,506,250 (based on the June 30, 2002 closing price of Cdn. $3.75 per common share, as reported on The Toronto Stock Exchange, and approximately 60,135,000 outstanding common shares) and $104,222,120 (based on the February 5, 2003 closing price of Cdn. $1.73 per common shares as reported on The Toronto Stock Exchange and approximately 60,244,000 outstanding common shares). These numbers are provided only for the purposes of this report and do not represent an admission by either the Registrant or any non-affiliate as to the status of any person.

        The Company's accounts are maintained in Canadian dollars. In this Annual Report on Form 10-K, all dollar amounts are stated in Canadian dollars except where otherwise indicated.

        Documents incorporated by reference: None.

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our forward-looking statements, which are typically indicated by words such as "intend," "plan," "anticipate" and "expect," include statements regarding the results of on-going research, development efforts and the scope of future operations. Such statements are only predictions. Actual results may differ materially from those implied by our forward-looking statements, due to factors including uncertainties associated with product development, the risk that products do not demonstrate statistically significant results in clinical trials, our dependence upon collaborative partners, our need for additional financing and the risk that we will not obtain approval to market our products. These and other risks are discussed in this Form 10-K, including under the caption "Factors that May Affect Future Performance." We disclaim any obligation to update forward-looking statements as circumstances change.

Item 1. BUSINESS

Overview

        We are a biopharmaceutical company focused on the commercialization, development and research of proprietary immunotherapeutics to treat human diseases. Our platform technology involves using recombinant DNA methods to covalently link together heat shock proteins (Hsp), also known as stress proteins, to proteins such as viral or cancer antigens. The resulting CoVal™ fusion proteins are designed to stimulate immune responses to the disease-specific antigen present in the fusion. By targeting immune responses to a specific antigen, CoVal™ fusions use the body's immune system to combat infectious diseases or cancer.

        Most of our resources are devoted to developing our lead product candidate, which we call HspE7. HspE7 is a fusion between a Hsp and a human papillomavirus (HPV) antigen called E7. The product is in development for indications caused by HPV including genital warts, recurrent respiratory papillomatosis (RRP), cervical intraepithelial neoplasia (CIN), cervical cancer and anal intraepithelial neoplasia (AIN). In June 2002 we entered into a collaboration agreement with F.Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, Roche) to develop HspE7.

        If HspE7 is approved, it could be useful to treat a large number of patients and a broad spectrum of HPV diseases. There are approximately 5.5 million new genital HPV infections each year. More than 20 million people in the U.S. are currently infected with the virus. An analysis of healthcare costs associated with sexually transmitted diseases showed that the costs of HPV-related diseases ranked second only to the costs of HIV. Unlike currently available topical and surgical treatments, HspE7 has the potential to reduce or eliminate recurrence, treat chronic conditions in people already infected with HPV, and address multiple types of HPV.

        HspE7 is important not only as a potential treatment for HPV-related indications but also as a demonstration of the efficacy of CoVal™ fusions. We believe that clinical results will show that fusions developed with our proprietary technology safely and effectively stimulate the immune system to recognize and fight specific diseases. The type of immune responses induced by CoVal™ fusions, as demonstrated in preclinical research, indicates that the Hsp fusion platform technology may apply to the immunotherapy of a wide spectrum of diseases, including cancer and bacterial, fungal and parasitic infections. Robust preclinical and encouraging clinical data from the HspE7 program has led us to concentrate our current efforts on the treatment of viral diseases. We are performing research studies on potential treatments for hepatitis B (HBV) and herpes simplex and are evaluating fusion proteins to treat infections caused by hepatitis C (HCV) and the human immunodeficiency virus (HIV).

        In addition to our biopharmaceutical business, we have a profitable bioreagent business. We supply stress proteins, antibodies and other bioreagents globally for use in academic, medical and commercial research. The production and sale of bioreagents enhances our business strategy by building a market presence in stress proteins and strengthening strategic relationships with other companies, academic institutions and stress response researchers.

Business Strategy

        Our business objective is to be a leader in the development and commercialization of novel immunotherapeutics for the treatment of virally-induced human disease. Our strategy includes the following elements:

  •
  Commercialize HspE7. We intend to commercialize our lead product, HspE7 for the treatment of indications caused by HPV, through a collaboration with our strategic partner Roche, a world-renowned pharmaceutical company.

  •
  Develop Candidates to Treat Additional Disease Targets. We plan to develop promising CoVal™ fusion product candidates for the treatment of additional viral diseases, alone or with corporate partners.

  •
  In-License Synergistic Products. We seek to strengthen our pipeline by in-licensing drug candidates that will complement our product line.

  •
  Use Our Core Competencies to Build Our Bioreagent Business. By producing and selling compounds used in biotechnology research, we will generate revenue, build our market presence, further our relationship with stress response researchers, and capitalize on strategic opportunities for product discovery and development.

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

        Scientists currently describe the human immune system as using two complementary mechanisms to respond to pathogens, labeled innate and adaptive immunity. Innate immunity, which is a "front-line" defense, includes dendritic cells, macrophages, natural killer cells and gamma delta T cells. These cells typically recognize structural components, including antigens, common to disease-causing organisms and generate a prompt, but relatively non-specific response. Adaptive or acquired immunity, which can be triggered by an innate immune response or operate independently, involves B cells and T cells. Adaptive immunity generates a "tailor-made" or antigen-specific response.

        B cells make antibodies that prevent infection by attaching to invading pathogens and aiding in their disposal before they can infect cells. T cell responses are useful not only for helping antibody production, but also for eradicating existing infected or diseased cells. These two types of immune defenses are called humoral (B cell) and cellular (T cell) immunity. While both types of immune defenses may cooperate to defend against infection, scientists believe that once infection has been established, cellular immunity is required to eradicate such diseased cells.

        Induction of a cellular immune response begins with the processing and presentation of antigens by specialized immune system cells called antigen presenting cells, such as dendritic cells. Once inside dendritic cells, protein antigens are broken down into small fragments, called peptides. These peptides are then presented on the dendritic cell surface. T cells continually scan the surface of dendritic cells for these peptides. When T cells recognize displayed peptides as being foreign, they replicate rapidly and then search for and kill diseased cells displaying those same peptides on their surface.

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

Stress or Heat Shock Proteins

        Hsp are present in cells of all organisms from bacteria to mammals. The structure and function of Hsp are similar across these diverse life forms. Hsp play a major role in the generation of immune responses and appear to activate both innate and adaptive immunity. Some scientists refer to Hsp as molecular chaperones due to their role in transporting peptides within intracellular compartments. Hsp appear to activate both innate and adaptive immunity by interacting with newly identified Hsp receptors on antigen presenting cells such as dendritic cells. Interaction of Hsp with such receptors may have at least two important consequences: cytokine secretion by the dendritic cell that promotes cellular immunity and internalization of the Hsp and bound polypeptides by the dendritic cell into the class I pathway of antigen presentation.

Scientific Foundation of Stressgen Technology

        Dendritic cells express receptors that specifically recognize Hsp. As a result, they can capture and process Hsp fusions, which are Hsp covalently linked to antigens. The Hsp fusions then induce cellular immune responses to the antigen present in the fusions, such as a viral protein. Preclinical data from both in vitro and in vivo models demonstrate that Hsp fusions trigger innate immune responses; the cells from the innate response signal the adaptive immune system to use its protection mechanisms. Stressgen seeks to develop a new class of therapeutic products based on this ability of Hsp fusions to induce antigen-specific CTL responses.

        We call Hsp fusions "immunotherapeutics" based on their ability to stimulate the body's own immune system to attack a pathogen, as does a vaccine. Unlike existing preventative vaccines, Hsp fusions trigger the immune system to respond to infected cells and cancers already present in the body. Since preclinical research has shown that Hsp fusions induce CD8+ CTL responses in CD4+-deficient animals, even immunosuppressed individuals such as HIV+ patients and transplant recipients, may be treated effectively with our platform technology.

        Potentially, Hsp fusions can be created with any number of disease-specific protein antigens. Our most developed product, HspE7, is a recombinant fusion protein composed of the HPV protein E7 and a bacterial Hsp. In all types of HPV infection, whether "low risk," including warts or "high risk," including pre-cancer and cancer, the E7 protein theoretically provides a precise target by which the immune system can recognize and attack HPV-infected cells. Induction of E7-specific cellular immunity by Hsp fusions offers a new approach to the immunotherapy of HPV-associated diseases.

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

        Clinical observations made in phase II trials for AIN and genital warts indicate that treatment with HspE7 leads to disease improvement or clearance that is not restricted to lesions containing a specific type of HPV. These original and surprising findings demonstrate the potential for HspE7 to treat diseases caused by multiple HPV types. Although the E7 protein present in HspE7 was derived from HPV type 16, which is known to be associated with about half of all cervical cancers and about 20% of pre-cancerous lesions known as anogenital dysplasias, our clinical data strongly suggests that HspE7 can induce cross-reactive T cell responses in genital warts, which primarily are caused by HPV types 6 and 11.

Human Papillomavirus Indications

        HPV indications can be easily recognizable, like genital warts, or latent. Infected individuals with no visible symptoms may not be aware that they have a persistent viral infection, increasing their risk of developing complications and of transmitting the virus to others. HPV is highly contagious and can be spread even when condoms are used. Fifty to 75% of sexually active men and women acquire genital HPV infection at some point in their lives.

        Although there are over 100 different types of HPV, most research focuses on the approximately one-third infecting genital epithelial tissue and primarily spread through sexual contact. Researchers differentiate among the HPV types using letter and number designations. The E7 protein from high-risk HPV types (associated with a high risk of cancer) is involved in the malignant transformation of infected epithelial cells. These HPV types cause premalignant and cancerous cervical and anal conditions, including high-grade and low-grade dysplasias and cancer. Low-risk types of HPV typically cause internal and external genital warts.

Genital Warts

        Approximately two-thirds of people who have sexual contact with a partner with genital warts develop warts themselves, usually within three months of contact, according to the U.S. National Institute of Allergy and Infectious Diseases (the NIAID). The incidence of genital warts is an estimated 1 million new cases in the U.S. each year, according to a July 1999 NIAID Fact Sheet. Of those patients, an estimated 67% are women. Although the lesions may spontaneously regress, recurrence is typical. The lesions also frequently reappear after treatment.

Recurrent Respiratory Papillomatosis

        Recurrent Respiratory Papillomatosis is caused by the same types of papillomavirus that cause genital warts. In fact, the term papilloma means wart. Rather than infecting genital tissue, the papillomas in RRP occur primarily on the vocal cords of children born to mothers infected with HPV. The papillomas can spread into the trachea and lungs. Over 2,000 new cases of pediatric RRP and over 3,500 new cases of adult RRP are diagnosed annually in the U.S., according to a study published in 1995 based upon a survey of members of the American Society of Pediatric Otolaryngology, members of the American Bronchoesophagological Association and certified U.S. otolaryngologists. Patients with RRP can die from airway obstruction, cancerous transformation, overwhelming spread of the disease, growth of papillomas in the lungs or complications of surgical treatments. There are no drugs or immunotherapies approved for RRP in the U.S. Pediatric patients tend to have about 5 surgeries per year and some children have hundreds of procedures during their lifetime.

Cervical Intraepithelial Neoplasia and Cervical Cancer

        Cervical Intraepithelial Neoplasia, also known as cervical dysplasia, is characterized by the presence in the cervix of abnormal cells that often precede cervical cancer. The abnormal cells are associated with the malignant transformation of epithelial cells infected with HPV virus. Such cells can be detected through regular Pap smear screening. In the U.S. more than 1.2 million women a year are diagnosed with low-grade cervical dysplasia, according to National Cancer Institute estimates. Another 200,000 to 300,000 are diagnosed with high-grade cervical dysplasia in the U.S. each year, according to a December 1999 report of the Centers for Disease Control. Worldwide, the incidence is much larger. The current treatment for CIN, which involves local surgical techniques, is not always effective because it may not remove all dysplastic cells and does not treat the underlying viral infection. In addition, surgical treatments can result in complications such as reduced fertility.

        CIN often precedes cervical cancer, a worldwide public health problem particularly in countries where routine Pap smears are not practiced. American Cancer Society estimates for 2002 predicted that approximately 13,000 women in the U.S. would be diagnosed with invasive cervical cancer and that about 4,100 patients would die from the disease. Globally there are approximately 500,000 new cases of cervical cancer identified each year, resulting in nearly 300,000 deaths. Cervical cancer is the second most important cancer in women after breast cancer, according to a World Health Organization February 1999 press release. Although death rates from cervical cancer have been decreasing, invasive cervical cancer continues to be associated with extreme morbidity.

Anal Intraepithelial Neoplasia

        Anal Intraepithelial Neoplasia is characterized by the presence of abnormal cells that may precede anal cancer. Data extrapolated from studies of homosexual and bisexual men and the anal cancer population suggests that there may be 500,000 new cases per year in the U.S. Patients are not commonly screened for AIN; however, there is increasing awareness of the condition. Current treatments for AIN, including surgical approaches, radiotherapy and chemotherapy, are ineffective.

Indications Targeted in Early Stage Development and Research Programs

        All of the indications described above are associated with HPV, so are candidates for treatment with HspE7. We are also using our platform technology to create fusions of heat shock proteins with antigens from other sources. We are testing CoVal™ fusions of heat shock proteins with antigens from the viruses described below to determine whether to advance treatments for those indications into pre-clinical testing and clinical trials.

Hepatitis B

        Chronic hepatitis B is a disease of the liver caused by the hepatitis B virus. Infection with HBV is characterized by jaundice, fatigue, abdominal pain and other symptoms, with many patients developing liver cirrhosis and cancer. Although safe and effective preventative vaccines exist, there are estimated to be 1,000,000 to 1,250,000 cases of chronic hepatitis B in the U.S., according to the Centers for Disease Control and Prevention. In addition, there are between 140,000 and 320,000 new cases of hepatitis B in the U.S. each year, resulting in 4,000 to 5,000 deaths according to the American Social Health Association. Worldwide, about 1,000,000 deaths are attributable to HBV infection and its complications annually, according to the World Health Organization. Due to the large infected population and small percentage of the public being vaccinated for the disease, the need for new and effective therapies for chronic hepatitis B virus infection remains great.

Hepatitis C

        Hepatitis C causes symptoms similar to those of hepatitis B, but is caused by the hepatitis C virus. Chronic hepatitis C can cause cirrhosis, liver failure, and liver cancer. HCV is spread through contact with blood and other bodily fluids. Currently, there are six known hepatitis C genotypes, and more than 50 subtypes. The relative prevalence of different genotypes differs by geographic region. It is estimated that 3.9 million people in the U.S. (1.8% of the population) have been infected with HCV and that 2.7 million are chronically infected. Worldwide there is an estimated 200 million cases. In the U.S. 8,000 to 10,000 deaths each year are currently attributed to HCV. Although about 80% of patients are currently asymptomatic, researchers predict that over the next 10 to 20 years chronic hepatitis C will become a major burden on the health care system as patients progress to end-stage liver disease. The efficacy of current treatments varies depending upon the genotype of the virus, but no currently available therapy can eradicate the virus or do more than delay the progression of the disease. No vaccine is available.

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

HIV

        An estimated 850,000 to 950,000 people are infected with the Human Immunodeficiency Virus in the U.S. alone, according to Centers for Disease Control and Prevention estimates. There are approximately 40,000 new U.S. cases each year, according to the National Institutes of Health. Although there has been substantial progress in the management of HIV in recent years, significant issues remain regarding viral resistance to current drug therapies and drug toxicity. As a result, researchers and physicians are actively seeking novel therapeutics to manage this disease.

HspE7 Development Program

        We are dedicating most of our resources to our HPV program to commercialize HspE7 as quickly as we can. The focus of our HspE7 development program has evolved over time to take advantage of the results from clinical trials, to ensure we are addressing the broadest potential market for the product, and to capitalize upon the resources of third-parties interested in using HspE7 to treat specific indications. We originally tested HspE7 as a non-surgical approach to reducing the risk of progression of CIN to cervical cancer. Because surgical treatments exist for CIN and cervical cancer, we realized that it would be easier to obtain regulatory approval for other HPV indications. We began focusing on AIN and anal cancer based on the advice of scientific advisors, the similarities of those conditions to CIN and cervical cancer, the clear unmet medical needs for the conditions and the lack of widely accepted standard treatments for them. The U.S. National Cancer Institute recognized the potential of HspE7 to prevent cancers caused by HPV. As a result, in 1999 its Division of Cancer Treatment and Diagnosis signed a Clinical Trials Agreement with us to sponsor clinical trials using HspE7.

        Our cancer-related research indirectly led us to explore HspE7 for the treatment of genital warts. In the course of an AIN clinical trial, we discovered that genital warts regressed in patients with both AIN and genital warts. The size of the genital warts market made it more attractive commercially than AIN or CIN. To further accelerate the time to market, we sought a location in the body in which genital warts occurred for which we could receive orphan drug status. Since RRP is essentially genital warts of the upper airways, we evaluated the use of HspE7 for this life-threatening condition. As we had hoped, the U.S. Food and Drug Administration granted orphan drug status for HspE7 for the treatment of RRP. We continued to accrue clinical trials data regarding AIN and genital warts while we began an RRP trial.

        Our AIN and genital warts data drew the interest of potential collaborators. In June 2002 we signed a collaboration agreement with Roche for the development of HspE7. We also signed a second agreement with the U.S. National Cancer Institute, in this case with the Division of Cancer Prevention, to sponsor additional clinical trials.

        Currently, we are running an open-label RRP trial in pediatric patients requiring frequent surgery, Roche is designing additional genital warts trials, and the AIDS Malignancy Consortium of the National Cancer Institute is evaluating HspE7 in HIV-positive patients with high-grade anal dysplasia. Several other trials with HspE7 are planned. Based on our findings from the clinical trials we have run to date, advice from a Clinical Advisory Board, market research, and our experience with the regulatory approval process, we are targeting genital warts and RRP, as the first major markets for HspE7. We hope to expand the indications for HspE7 to AIN, anal cancer, CIN, and cervical cancer after the product is approved for genital warts.

Data from HspE7 Clinical Trials

        Our clinical trials are conducted in the U.S., with the exception of a now discontinued trial in 14 patients with advanced cervical cancer that we began in Brazil. Our trials have generally used a 500 ug dose of HspE7 given once a month for three months. A low 3x100 ug dose was used in some early clinical trials. Various trials are on-going. We have released findings based on data from clinical trials including:

  •
  a 6 month low dose, double-blind placebo controlled trial of AIN patients, most of whom then rolled-over to a 6 month 3x500 ug dose open label arm

  •
  a double-blind, placebo controlled AIN trial measuring pathological response at 6 months

  •
  an open registry of AIN patients, to follow up from a completed low dose, double-blind, placebo controlled trial and a completed 3x500 ug dose open-label trial, for a total of 24 months

  •
  a chart review from the registry study, following for a total of 24 months a subset of AIN patients who also had genital warts

        The results suggest that the 3x500 ug dose of HspE7 is active against multiple types of HPV. Data from these studies showed that:

  •
  44% of AIN patients achieved complete resolution of high grade anal dysplasia, a precursor to anal cancer, by 15 months

  •
  95% of AIN patients showed pathological downgrade from high grade anal dysplasia to low grade dysplasia or no dysplasia by 15 months, indicating that HspE7 could potentially eliminate the need for surgery

  •
  80% of AIN patients who also had genital warts achieved complete remission of genital warts at 24 months, indicating broad-spectrum efficacy of HspE7

        Results from a double blind placebo controlled phase II trial in measurable external warts showed that, at six months:

  •
  Genital warts decreased in size by a median of 53% compared to a median of 16% in patients treated with placebo

  •
  The complete response rate for patients with genital warts varied depending on the gender of the patient and location of the warts. Women had a 62% complete response rate, compared to 20% of female patients treated with placebo. Men with anal and perianal genital warts achieved a 42% complete response rate, compared to 25% of such patients treated with placebo. As with alternative treatments, penile warts responded less well than patients with warts in other locations.

        Observations of complete response in genital warts patients during the time period 12 to 24 months from treatment, and of few or no recurrences to date, contrasts with the data for treatment of warts with surgery or topical therapy in which rapid recurrence is common.

        Safety data for treatment with HspE7 continue to be accumulated. The predominant adverse experience noted from HspE7 treatment at various doses and schedules is injection site reaction, mild to moderate in severity, clearing in hours to days without treatment. Mild to moderate flu-like symptoms are also observed in some patients.

Status of Early Stage Research Programs

        We are using our proprietary technology of fusing heat shock proteins to antigens to create Hsp fusions with antigens other than E7. Our most active early stage programs involve therapies for chronic hepatitis B infection and herpes simplex virus. We are compiling preclinical data to support an Investigational New Drug filing for a fusion of an Hsp and a selected HBV antigen. In mice our HBV fusions have been shown to elicit cytotoxic T lymphocytes (CTL) that recognize the HBV antigen, suggesting such T cells would be capable of killing HBV-infected cells. The T cells have also shown to produce the cytokine interferon gamma, which is known to have anti-viral activity. The results of these preclinical studies demonstrate the potential efficacy of Hsp-HBV antigen fusions in the immunotherapy of chronic HBV infection. We believe that our HBV program could offer hope in countering the disease's significant worldwide impact on human health.

        We are assessing the development of Hsp fusion proteins for the immunotherapy of genital herpes. Presently, we are including a number of HSV-2 proteins in Hsp fusions. We will then test the Hsp-HSV antigen fusions in animal models for induction of immune responses to the HSV antigens. An immunotherapy that can induce cellular immunity specific for HSV-2 antigens may lead to a treatment for genital herpes to reduce the number or duration of reactivation episodes or prevent them entirely.

        Compounds made with our fusion technology, which we have exclusively licensed from the Whitehead Institute for Biomedical Research, are also being tested for its potential to treat HIV. Whitehead scientists have demonstrated that an Hsp-HIV antigen fusion generates a humoral and cellular immune response to the specific HIV antigen in mice. Investigators at Whitehead Institute, the Massachusetts Institute of Technology (MIT) and Harvard University have applied for and received funding from the U.S. National Institute of Health to conduct further animal studies of this therapeutic.

Intellectual Property

        Our intellectual property protection policy is to file and prosecute patent applications relevant to the inventions that we consider meaningful to our business. We also rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position. We devote substantial management attention and resources to maintaining patents and licenses and conducting an assertive patent prosecution strategy.

        We have a worldwide, exclusive license agreement with the Whitehead Institute for our core fusion technology, giving us rights to various patents, pending applications, continuation-in-part applications and their foreign counterparts. Pursuant to the license agreement we fund the prosecution of the patent applications, which currently include applications in the U.S., Canada, Europe and Japan. Two U.S. patents and a European patent based on these Whitehead applications were granted in January 2002; we are vigorously defending challenges to these patents, which cover Hsp fusions with viral (such as HIV) or cancer-associated antigens and their use as immunotherapeutics. Independently, we have filed additional patent applications directed to Hsp fusions with other viral antigens, including HPV E6 and E7, and their use as immunotherapeutics. We also hold issued U.S. patents related to the detection of elevated levels of Hsp expression. Our issued and exclusively licensed patents will expire on various dates between 2007 and 2020. Some of the U.S. patent applications received pre-GATT filing status, meaning that their terms extend for 17 years after the date of grant, rather than 20 years from the earliest date of filing.

        Interpretation and evaluation of biopharmaceutical or biotechnology patent claims present complex and often novel legal and factual questions. We cannot be sure that our pending applications will result in issued patents, that the issued patents will be held valid and enforceable if challenged, or that a competitor will not be able to circumvent an issued patent by the development or adoption of a competitive non-infringing product or process.

Research and Development Collaborations

        We have two clinical trials agreements with the U.S. National Cancer Institute for the co-development of our lead product, HspE7, in the treatment of cancer. The NCI is the U.S. Government's principal institute for cancer research and training. Over 80% of all agents approved for the treatment of cancer by the FDA have been tested or developed under an NCI-sponsored program. The clinical trials agreements allow the NCI to collaborate with us to develop a general plan for clinical development of HspE7 for cancer-related indications, solicit clinical research protocols from independent investigators and cooperative research groups, and sponsor and fund their studies. The first clinical trial sponsored by the NCI, testing HspE7 in HIV-positive patients with high-grade anal dysplasia, began in December 2002. We are expected to provide clinical grade HspE7 for the investigators to use in their studies but do not provide funding. The collaboration with the NCI enables studies of HspE7 for the treatment of dysplasias and cancer to progress, while Roche and we focus on genital warts and RRP.

        A third-party investigator from a university is running a phase I/II trial of HspE7 in cervical dysplasia. As with the NCI trials, we have access to data from the trial in return for providing HspE7.

        We have a number of collaborative or sponsored research agreements that we believe provide us with important sources of research data and could lead to technology development opportunities. We have entered into an agreement with the National Institute of Allergy and Infectious Diseases to test our hepatitis B candidate in preclinical models. We are also sponsoring academic institutions to evaluate our hepatitis B candidate in animal models and to perform herpes simplex research with our CoVal™ fusions.

Manufacturing

        Roche has undertaken to provide clinical trial supplies of HspE7. In addition, we have a quantity of HspE7 that is sufficient to complete our on-going clinical trials. We are currently transferring process development and related manufacturing responsibilities to Roche from various independent contractors, in accordance with our HspE7 collaboration agreement. A quality controlled and quality assured process for producing HspE7, based on a set of standard operating procedures, analytical methods and specifications, will allow HspE7 to be manufactured in commercial quantities in accordance with current good manufacturing practice and other regulations. We expect to contract with third-parties for the process development and manufacture of additional heat shock proteins that we develop.

Bioreagent Business

        Our bioreagent business supplies biomedical research reagents to researchers in not-for-profit research organizations and commercial institutions worldwide. The primary products of the business involve antibodies, proteins, DNA products, ELISA kits, lysates and extracts, for use in studying cellular stress response pathways, including oxidative stress, apoptosis, neurobiology and more. Although we contract with third-party distributors in thirty-five countries, our primary markets are in North America, Europe and Asia. Sales have been approximately 65% from the U.S., 5% from Canada, 20% from Europe and 10% from the rest of the world, in each of the last three years. We do not believe that any single customer is material to our bioreagent business. Demand for our products tends to increase slightly when academic institutions in the Northern Hemisphere are in session.

        We manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. Accordingly, we currently do not have a significant backlog and do not anticipate that we will develop a material backlog in the future. We believe the quantity of inventory we maintain is adequate to ensure reasonable customer service while limiting the volatility of inventory levels. Inventory quantities can fluctuate significantly as we balance varying customer demand against fluctuating supplies of reagents available to us. We buy materials for our products from many suppliers, and we are not dependent on any one supplier or group of suppliers. Raw materials are generally readily available at competitive prices from a number of suppliers. We believe that we will be able to continue to acquire and produce our products in quantities sufficient to meet our customers' current requirements.

        We require patent licenses to sell many of our products. Because our sales are spread over more than 400 products, with no class of products accounting for more than 10% of consolidated revenues in the last three years, we believe that no individual patent or license is material to our bioreagent business.

Government Regulation and Product Approval Process

        In the U.S. the Food and Drug Administration (FDA) regulates drugs and biological products. In Canada the Food and Drug Act (Canada), and the rules and regulations promulgated thereunder, govern the production and manufacturing of our products and our research and development activities; the Health Products and Food Branch (HPFB) Inspectorate enforces these rules and regulations. In these and other jurisdictions, applicable drug licensing laws require carefully controlled research and testing of products, governmental review and approval of results prior to marketing therapeutic products, licensure of manufacturing facilities and adherence to good manufacturing practices during production.

        The principal activities which must be completed before obtaining approval for marketing in the U.S. and Canada are the completion of (1) development of a well-controlled process of manufacturing, (2) preclinical studies of safety and pharmacology, and (3) studies of safety and efficacy in humans. Pre-clinical studies are conducted to test chemistry, pharmacology and efficacy. Successful pre-clinical results, which entail achieving potentially valuable pharmacological activity combined with an acceptably low level of toxicity, enable the manufacturer of the new drug to file an investigational new drug application to begin clinical trials involving humans. An investigational new drug application must be filed with and accepted by the FDA or HPFB, as applicable, before human clinical trials may begin.

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

        Upon completion of all clinical studies, the results of these studies are submitted to the U.S. FDA as part of a biologics license application, in the case of a biological product, or to Canada's HPFB as part of a new drug submission, to obtain approval to commence marketing the product. In addition, we will need to file an application for an establishment license application for approval by the FDA or HPFB to produce a product. Preparing any of these regulatory submissions involves considerable data collection, verification and analysis. There can be no assurances that any submissions or applications will be approved on a timely basis or at all.

        Even after a marketing approval is obtained, further studies, including post-market studies, may be required to provide additional data on safety and efficacy necessary to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or HPFB may require post-market surveillance programs to monitor a product's side effects. Results of post-marketing programs may limit or expand the further marketing of products. A serious problem with the safety or effectiveness of an approved drug or medical device may result in FDA or HPFB action requiring withdrawal of the product from the market and possible civil action. If we sought to have our product candidates approved as human prophylactic vaccines, the requirements would be even more onerous.

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

Competition

        We are subject to competition from products that use a different approach or means of accomplishing a therapeutic effect than our CoVal™ fusion products. Many, if not all, major pharmaceutical companies have research and product development programs targeting HPV, hepatitis B virus, herpex simplex virus or HIV. Many pharmaceutical companies are developing vaccines or immunotherapies that seek to stimulate the body's immune system to prevent or treat infectious disease or cancer. For example, in November 2002 Merck published positive results from a clinical trial for a vaccine against HPV type 16 and indicated it is working on a preventative vaccine against four strains of HPV. In the same month GlaxoSmithKline published positive results from a clinical trial for a herpes simplex vaccine for use in women who did not have antibodies to either HSV-1 and HSV-2—the vaccine did not work in women who had antibodies to HSV-1 or in men.

        Various potential competitors are performing research and developing therapeutic products based on the intrinsic nature of stress proteins to assist the body in fighting infection and related cancers. While our technology focuses on heat shock proteins covalently fused to antigens, there are other ways to use heat shock proteins. Companies including Antigenics Inc., Peptor Ltd. and Mojave Therapeutics, Inc. are using stress protein-related approaches to stimulate or modulate the body's immune system. For example, Antigenics is injecting non-covalent Hsp-peptide complexes that have been isolated from individual patient's cancer cells to treat the specific cancer of that patient. In addition, Antigenics has initiated a phase I clinical trial to treat genital herpes with non-covalent complexes of a synthetic herpes virus peptide and a recombinant heat shock protein. Peptor is testing peptide fragments of the Hsp60 molecule to suppress T cells that are involved with autoimmune diseases like rheumatoid arthritis. Mojave is using complexes of antigens and recombinant heat shock proteins; its current clinical trials involve skin cancer and prostate cancer.

        The competition in our industry may increase over time due to rapid and substantial change. Many of our competitors have greater human and financial resources dedicated to product development and human clinical testing than we do, as well as substantial marketing and financial resources. Acquisitions of, or investments in, competing biotechnology companies by large pharmaceutical companies could increase such competitors' financial, marketing and other resources. Technological developments could render our proposed products or technologies non-competitive.

        To win market share our therapeutic products need to perform better than existing and new alternatives. The diseases we are targeting are currently managed through a variety of approaches. For example, genital warts are treated by topical creams and ointments, cryosurgery, freezing, electro-cauterization and laser treatment. Papillomas and cancers caused by RRP, AIN and CIN are treated with surgeries.

        In the stress protein bioreagent market current competition is limited. A few companies have a broad line of competing products, such as Affinity Bioreagents Inc.; several larger companies have introduced a limited range of competing products. Many of our product licenses are non-exclusive, so competition from other suppliers could increase in the future.

Human Resources

        As of January 31, 2003 we employed approximately 90 personnel, of which over 50 were engaged in, directly or indirectly, research and development efforts. Of the scientific persons employed, two hold an M.D., thirteen hold Ph.D.s, and the balance hold either M.Sc. or B.Sc. degrees or other diplomas. Our employees are not covered by any collective bargaining agreement. All employees are required to execute confidentiality and assignment of invention agreements as a condition of their employment.

Availability of Information

        Our annual report on Form 10-K and quarterly reports on Form 10-Q are available on our website, www.stressgen.com, free of charge, as soon as reasonably practicable after such material is filed with the U.S. and Canadian securities regulatory authorities. Our website also provides links for users to find our filings on the websites maintained by the U.S. and Canadian securities regulatory authorities. We consider those sites to be the appropriate sources for reports that are filed with the securities regulatory authorities of only the U.S. or only Canada, rather than with both countries. Paper copies of our most recent filings are available from our Investor Relations department free of charge upon request.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

        Before investing in our common stock you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

We Are At an Early Stage of Development

        Our biotechnology business is still at an early stage of development. Significant additional research and development and clinical trials must be completed before our technology can be commercialized. We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products. We have undertaken only limited human clinical trials for some of our product candidates and we cannot assure you that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify undesirable side effects. We cannot assure you that any of our products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be produced in commercial quantities at reasonable costs, be successfully marketed or be profitable enough that we will recoup the investment made in such product candidates. None of our therapeutic product candidates are expected to be commercially available for several years. There is no precedent for the successful commercialization of products based on our CoVal™ fusion technology. It is possible that we will not successfully develop any therapeutic products.

We Have a History of Operating Losses and We May Never Become Profitable

        We have not recorded any revenues from the sale of therapeutic products and have accumulated substantial net losses. We expect to incur continued losses for at least the next several years as we continue research and development, and clinical trials. To become profitable, we, either alone or with one or more partners, must develop, manufacture and successfully market our product candidates.

We Must Obtain Additional Financing To Execute Our Business Plan

        Our revenues from the production and sale of bioreagents, and the projected revenues and expense reimbursements from our HspE7 collaboration are not adequate to support all of the therapeutic product development programs in our business plan. We will need substantial additional funds to pursue further research and development; carry out clinical trials; obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products. We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all of our rights to the related technology or products.

        Although we expect to seek additional funding when there are market opportunities, future funding may not be available on favorable terms or at all. If additional funding were not obtained, we would reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on its business, financial condition and results of operations.

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

        Due to the complexity of the process of developing therapeutics, our core business depends on our arrangements with pharmaceutical companies, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. We are transitioning a number of functions to Roche as a result of our June 2002 collaboration for the development and commercialization of HspE7. In addition, we have various research collaborations and outsource many other business functions such as clinical trials and manufacturing. We may not be able to establish or maintain collaborations that are important to our business on favorable terms, if at all, and such collaborations may not be successful.

        There are a number of risks associated with our dependence on collaborative agreements with third parties. Our product development and commercialization efforts could be adversely affected if any collaborative partner terminates its agreement with us, causes delays, fails to timely develop or manufacture in adequate quantities a substance we need in order to conduct clinical trials, fails to adequately perform clinical trials, determines not to develop, manufacture or commercialize an end product to which it has or we have rights, or otherwise fails to meet its contractual obligations. Our collaborative partners could pursue other technologies or develop alternative products that could compete with our future products.

        In both our therapeutic and our bioreagent businesses, we hold licenses from third parties for technologies and materials. We plan to acquire additional licenses from other companies and academic institutions. Pursuant to the terms of our license agreements, we could be obligated to diligently bring potential products to market, make milestone payments that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications. We cannot assure you that these licenses will not terminate or that they will be renewed. In addition, we cannot assure you that these licenses will remain in good standing. Our licensors may attempt to terminate our licenses for their own business reasons.

The Profitability of Our Products Will Depend On Our Ability to Protect Our Proprietary Rights and Operate Without Infringing The Proprietary Rights of Others

        The profitability of our products will depend in part on our ability to obtain and maintain patents and licenses, and preserve trade secrets, and the period our intellectual property remains exclusive. We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. We have received U.S. and European patents and have filed and are actively pursuing applications for additional U.S. and other patents. The patent positions of pharmaceutical and biotechnology enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the U.S. federal courts. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the U.S. is even more uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the U.S. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

        Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that any of our patent applications will result in the issuance of patents, that we will develop additional patentable products, that the patents we have been issued will provide us with any competitive advantages, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents. On October 22, 2002 Antigenics Inc. announced that it had filed an opposition in the European Patent Office to a European patent and requests for re-examination in the U.S. Patent Office of two U.S. patents we have licensed. Until we receive final results from the opposition and re-examination processes, we will not be able to assure you of the success of our planned vigorous defense of these patents.

        A number of pharmaceutical, biotechnology, research and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business. If these technologies, applications or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied. Our business may be adversely affected if competitors independently develop competing technologies, especially if we do not obtain, or only obtain narrow, patent protection. If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all, or develop alternative technology. If we are blocked from using our current technologies we may not be able to introduce, manufacture or sell our planned products.

        Patent litigation is becoming widespread in the biotechnology industry. Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development. We cannot assure you that our patents would be held valid or enforceable by a court or that competitor's technology or product would be found to infringe our patents. Our business could be materially affected by an adverse outcome to such litigation. Similarly, we may participate in interference proceedings declared by the U.S. Patent and Trademark Office or equivalent international authorities to determine priority of invention. We could incur substantial costs and devote significant management resources to defend our patent position or seek a declaration that the patents of others are invalid.

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

We Could Need to Conduct More Clinical Trials or Take More Time to Complete Our Clinical Trials Than We Originally Plan

        Clinical trials vary in design by factors including their dosage, end points, length, controls, and numbers and types of patients enrolled. We may need to conduct a series of trials to demonstrate the safety and efficacy of our products. In addition, we may be required to determine whether our products delay or prevent disease recurrence. Clinical trials to show that a disease does not recur take longer to complete than clinical trials that end when patients stop having specific symptoms. The actual schedules for our clinical trials could vary dramatically from the forecasted schedules due to factors including conflicts with the schedules of participating clinicians and clinical institutions, delayed patient accrual and changes affecting supplies for clinical trials.

        We have limited experience in conducting clinical trials. We rely on corporate collaborators, academic institutions and clinical research organizations to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products. In addition, the NCI is sponsoring some HspE7 clinical trials. Since these trials depend on governmental participation and funding, we have less control over their timing and design. Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for product release. In addition, such delays could reduce investors' confidence in our ability to develop products, likely causing our stock price to decrease.

We May Not Be Able to Obtain the Regulatory Approvals or Clearances That Are Necessary to Commercialize Our Products

        The U.S., Canada and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of human therapeutic products. In order for our products to obtain marketing approval and clearance for each indication, our preclinical and clinical data and manufacturing facilities will need to meet complex criteria establishing the safety and efficacy of the ultimate products.

        Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, do not prove to be safe and effective in clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

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

We May Encounter Difficulties in Developing Manufacturing Capabilities and Facilities or Entering into Contracts for Manufacturing with Third Parties

        Our manufacturing experience in bioreagents is not directly applicable to the manufacture of therapeutic products. We have not yet introduced any therapeutic products and have no manufacturing experience for immunotherapies. Before our products can be profitable, they need to be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements. We do not have facilities for the production of the products we are developing so depend on the manufacturing capabilities of collaborators. Currently, we anticipate that Roche will manufacture our HspE7 product. If this situation changes and we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if there are delays or difficulties in manufacturing, we may not obtain regulatory approval or there may be shortages of our products.

        If we chose to develop our own commercial manufacturing facilities, we would need substantial more funds than we currently have. We would also need to hire additional management and technical personnel with experience conducting manufacturing in accordance with applicable regulations of the U.S. Food and Drug Administration and Health Canada's Health Products and Food Branch Inspectorate. Efforts to develop facilities for commercial production might not be successful.

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

We Will Depend Upon the Availability of Reimbursement From Third-Party Payors Who Are Increasingly Challenging the Price and Examining the Cost Effectiveness of Medical Products and Services

        Sales of our products will depend in part upon the availability of reimbursement from third-party payors, including government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors increasingly attempt to contain costs by challenging the price of products and services and limiting the coverage and level of reimbursement for pharmaceutical products. Third-party reimbursement for our products may be inadequate to enable us to maintain prices that provide a return on our product development investment. Governments continue to propose and pass legislation designed to reduce healthcare costs. This legislation could further limit reimbursement. If government and third-party payors do not adequately reimburse patients for our products, there may not be a market for the products.

Our Share Price Has Been and Is Likely to Continue to Be Highly Volatile

        As is typical for biotechnology companies without a Food and Drug Administration approved product on the market, our share price has been highly volatile in the past and is likely to continue to be volatile. The price of our shares could be materially affected by factors including the announcement of technological innovations, the release of publications, the announcement of clinical trials results by us or our competitors, the development of new commercial products, changes affecting patents or exclusive licenses, changes in regulations, the release of financial results, public concerns over risks relating to biotechnology, future issuances of shares by us, sales of shares by our shareholders and changes in analyst recommendations.

        The volatility of our stock may be heightened while it is traded primarily on the Toronto Stock Exchange, which attracts primarily Canadian shareholders. Because some institutional investors invest in Toronto Stock Exchange companies in proportion to their weight on that index, changes within the S&P/TSX Composite Index may also increase volatility in our share price. We continue to explore a cross-listing on the Nasdaq or a U.S. exchange, but can provide no assurances regarding the timing or ultimate results of such a transaction.

Item 2. PROPERTIES

        Most of our executive, clinical research, development, regulatory affairs and financial functions are provided by our subsidiary, Stressgen Biotechnologies, Inc., which has offices in San Diego, California and Collegeville, Pennsylvania. Our principal research facilities are in Victoria, British Columbia, together with our Stressgen Bioreagents Limited Partnership operations. We lease approximately 5,500 square feet of office space in San Diego under a lease that expires in January 2004. Our Collegeville lease approximates 5,000 square feet and expires in December 2004. In Victoria we have approximately 25,000 square feet of office, research and manufacturing space under a lease that expires at the end of 2005.

Item 3. LEGAL PROCEEDINGS

        As of the date hereof, we are not a party to any material legal proceedings. From time to time we are involved in certain litigation arising out of our operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

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

	High	Low
2002
Fourth Quarter	2.75	1.25
Third Quarter	4.05	2.26
Second Quarter	4.59	3.25
First Quarter	5.79	3.92
2001
Fourth Quarter	4.85	3.15
Third Quarter	5.80	2.77
Second Quarter	6.92	4.55
First Quarter	7.19	4.30

        On January 31, 2003, the closing price of the Company's common shares as reported by The Toronto Stock Exchange was $1.71 per share. We had 113 registered holders, 25 of whom were residents of the U.S. Of the approximately 60,244,000 common shares outstanding, the portion held by registered holders in the U.S. was approximately 6,417,000 or 11%.

        There were approximately 9,000 holders of our common shares as of the most recent annual general meeting of shareholders in June 2002.

Dividend Policy

        We have not declared or paid any dividends on our common shares since inception. We anticipate that all available cash will be needed to finance the expansion of our business and have no plans to pay dividends in the foreseeable future.

Equity Compensation Plans

        As of December 31, 2002 we had two equity compensation plans, a 1996 Share Incentive Plan and a 2001 Equity Incentive Plan. Both plans were approved by our shareholders. The following table aggregates the data from the two plans:

Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
4,304,563	$4.69	1,385,167

Exchange Controls and Other Limitations Affecting Holders of Common Shares

        There is no law, governmental decree or regulation in Canada that restricts the export or import of capital, or which would affect our remittance of dividends or other payments to non-resident holders of our common shares, other than withholding tax requirements.

        There is no limitation imposed by Canadian law or the charter or other constituent documents of Stressgen on the right of non-residents to hold or vote our common shares, other than those imposed by the Investment Canada Act (Canada), or the ICA.

        The ICA requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the ICA who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry Canada. The ICA generally prohibits implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the ICA is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian would be reviewable under the ICA if it were an investment to acquire control of Stressgen and the value of our assets of was $5 million or more. Higher limits apply for acquisitions by or from World Trade Organization member country investors.

        The acquisition of a majority of the voting interests of an entity or of a majority of the undivided ownership interests in the voting shares of an entity that is a corporation is deemed to be acquisition of control of that entity. The acquisition of less than a majority but one-third or more of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is presumed to be acquisition of control of that corporation unless it can be established that, upon the acquisition, the corporation is not controlled in fact by the acquiror through the ownership of voting shares. The acquisition of less than one-third of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is deemed not to be acquisition of control of that corporation. Certain transactions in relation to our common shares would be exempt from review from the ICA, including an:

  •
  acquisition of common shares by a person in the ordinary course of that person's business as a trader or dealer in securities;

  •
  acquisition of control of Stressgen in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and

  •
  acquisition of control of Stressgen by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of Stressgen, through the ownership of voting interests, remains unchanged.

        The ICA was amended with the Act to Implement the Agreement Establishing the World Trade Organization (Canada) to provide for special review thresholds for World Trade Organization member country investors. Under the ICA, as amended, an investment in our common shares by an investor from a country which is a member of the WTO would be reviewable only if it were an investment to acquire control of the company and the value of the assets of the company was equal to or greater than a specified amount, which increases in stages. As at December 31, 2002, the review threshold was $218,000,000. This amount is subject to an annual adjustment on the basis of a prescribed formula in the ICA to reflect inflation and real growth within Canada.

Certain Canadian Federal Income Tax Information for United States Residents

        The following is a summary of certain Canadian federal income tax considerations generally applicable to holders of common shares who, for purposes of the Income Tax Act (Canada) (the

"Canadian Tax Act"), deal at arm's length and are not affiliated with Stressgen, hold such shares as capital property, do not use or hold, and are not deemed to use or hold, the common shares in connection with a trade or business carried on, or deemed to be carried on, in Canada at any time, have not been at any time residents of Canada for purposes of the Canadian Tax Act and are residents of the United States of America ("U.S. Residents") under the Canada-U.S. Income Tax Convention (1980) (the "Convention"). The common shares will generally be considered to be capital property of holders unless such shares are held in the course of carrying on a business, or in an adventure or concern in the nature of trade. Furthermore, this summary does not apply to any holder which carries on an insurance business in Canada and elsewhere, in respect of the common shares that are effectively connected with the holder's Canadian insurance business or that are "designated insurance property" as defined in the Canadian Tax Act.

        This summary is of a general nature only and is not intended to be, and should not be construed to be, legal, business or tax advice to any holder of common shares or prospective holder of common shares and no opinion or representation with respect to any tax consequences, including, but not limited to, Canadian federal, Canadian provincial or U.S. tax consequences, is made to any particular holder of common shares or prospective holder of common shares. Accordingly, holders of common shares and prospective holders of common shares should consult with their own tax advisers for advice with respect to the tax consequences to them having regard to their own particular circumstances, including any consequences of purchasing, owning or disposing of common shares arising under Canadian federal, Canadian provincial, U.S. Federal, U.S. state or local tax laws or tax laws of jurisdictions outside the U.S. or Canada. No advance income tax ruling has been requested or obtained from the Canada Customs and Revenue Agency to confirm the tax consequences of any of the transactions described herein.

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

        A holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain on a disposition or deemed disposition of common shares (including the death of the holder) unless at the time of such disposition such shares constitute taxable Canadian property of the holder for purposes of the Canadian Tax Act and such holder is not entitled to relief under an applicable tax treaty. The common shares will generally not constitute taxable Canadian property of a holder at the time of a disposition of such shares provided (1) such shares are listed on a prescribed stock exchange (which includes the Toronto Stock Exchange and would currently include the American Stock Exchange or Nasdaq), (2) the holder does not use or hold or is not deemed to use or hold, such shares in connection with carrying on a business in Canada, and (3) the holder, persons with whom such holder does not deal at arm's length, or the holder and such persons, has not owned (taking into account any interest in or option in respect of the shares) 25% or more of the issued shares of any class or series of our share capital at any time within the 5 years preceding the date of disposition. In any event, under the Convention, gains derived by a holder who is a resident of the U.S. (within the meaning of the Convention) from the disposition of common shares will generally not be taxable in Canada unless the value of the common shares is derived principally from real property situated in Canada. If the common shares held by a holder do not constitute taxable Canadian property or if a capital gain in respect of the common shares would because of a tax treaty be exempt from tax under the Canadian Tax Act, any capital loss arising upon the disposition of the common shares will not be available to be used to offset a capital gain realized in respect of another property, which may be subject to tax under the Canadian Tax Act. To the extent the common shares disposed of constitute taxable Canadian property, the holder will be required to file a Canadian tax return, even if the gain arising from such a disposition is exempt from tax because of a tax treaty.

        Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a U.S. Resident will generally be subject to Canadian non-resident withholding tax at the rate of 25%. Currently, under the Convention the rate of Canadian non-resident withholding tax will generally be reduced to: (i) 5% of the gross amount of dividends if the beneficial owner is a company (other than a limited liability company) that is resident in the U.S. and that owns at least 10% of our voting stock; or (ii) 15% of the gross amount of dividends if the beneficial owner is a resident of the U.S. but does not qualify for the 5% withholding rate.

United States Federal Income Tax Considerations

        The following summary is a general description of the material United States federal income tax consequences of the purchase, ownership and disposition of common shares by U.S. Holders (as defined below). The tax consequences of an investment in the common shares by persons who are not U.S. Holders may be expected to differ substantially from the tax consequences discussed herein. This summary does not address all potentially relevant U.S. federal income tax matters. This description is intended for general information purposes only and is based on the United States Internal Revenue Code of 1986, as amended (the "Code"), Treasury regulations promulgated thereunder, and judicial and administrative interpretations thereof, all as in effect on the date hereof and all of which are subject to change. Any such change, which may or may not be retroactive, could alter the tax considerations discussed herein. This summary does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation, which, if enacted, could be applied, possibly on a retroactive basis, at any time. The tax treatment of a holder of common shares may vary depending upon his particular situation. Certain holders (including, but not limited to, persons that are not U.S. Holders, banks, insurance companies, tax-exempt organizations, financial institutions, persons subject to the alternative minimum tax, real estate investment trusts, regulated investment companies, persons or entities that have a "functional currency" other than the U.S. dollar, shareholders who acquired their stock through the exercise of employer stock options, and broker-dealers) may be subject to special rules not discussed below. The following summary is limited to U.S. Holders who will hold the common shares as "capital assets" within the meaning of Section 1221 of the Code, and do not actually or constructively own 10% or more of our voting stock. The discussion below does not address the effect of any state, local or foreign tax law on a holder of the common shares.

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

        Subject to the discussion of the "passive foreign investment company" rules below, for United States federal income tax purposes, the gross amount of a distribution with respect to common shares will include the amount of any Canadian federal income tax withheld, and will be treated as a taxable dividend to the extent of our current and accumulated earnings and profits. For U.S. foreign tax credit purposes, the source of the dividends will be based in general on the source of the earnings that give rise to the distributions. See Code Section 861(a)(2). U.S. source income can adversely affect a U.S. Holders' ability to utilize foreign tax credits. U.S. corporate holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. To the extent that distributions exceed our current or accumulated earnings and profits, they will be treated first as a return of capital up to the U.S. Holder's adjusted basis in the common shares and thereafter as gain from the sale or exchange of the common shares.

        If a dividend distribution is paid in Canadian dollars, the amounts includable in income will be the U.S. dollar value, on the date of receipt, of the Canadian dollar amount distributed. Any subsequent gain or loss in respect of such Canadian dollars arising from exchange rate fluctuations will be ordinary income or loss.

        Subject to the limitations set forth in the Code, as modified by the United States-Canada income tax treaty, U.S. Holders may elect to claim a credit against their United States federal income tax liability for Canadian income tax withheld from dividends received in respect of common shares. U.S. Holders should be aware that any dividends we pay generally would constitute "passive income" for purposes of the foreign tax credit, which could reduce the amount of foreign tax credit available to a U.S. Holder. The rules relating to the determination of the foreign tax credit are complex. U.S. Holders should consult their personal tax advisors to determine whether and to what extent they would be entitled to such credit. U.S. Holders that do not elect to claim foreign tax credits may instead claim a deduction for Canadian income tax withheld.

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

        Special rules are applicable to U.S. Holders that hold stock of a "passive foreign investment company" ("PFIC"). A foreign corporation is a PFIC if at least 75% of its gross income for the taxable year is passive income or if at least 50% by value of the assets it holds during the taxable year produce or are held for the production of passive income. For publicly traded corporations such as Stressgen, the asset test is met if the fair market value of passive income-producing assets equals or exceeds 50% of the sum of the corporation's liabilities plus the value of its outstanding stock. U.S. Holders of common shares can be adversely affected by the PFIC rules if they hold or have held our common shares in a year in which we have or had PFIC status.

        In general, a U.S. Holder of common shares in a PFIC is required to prorate all gains realized on the disposition of such U.S. Holder's common shares and all "excess distributions" (as such term is defined by Section 1291) over the entire holding period for the common shares (excluding any period prior to the first year during which we were a PFIC). All gains or excess distributions allocated to such prior years are taxed at the highest tax rate for each such prior year applicable to ordinary income. The U.S. Holder also would be liable for interest on the foregoing tax liability for each such prior year calculated as if such tax liability had come due in each such prior year. However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund ("QEF") with respect to such holder's interest therein, the above-described rules generally will not apply. Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC's ordinary earnings and net capital gain regardless of whether such income or gain was actually distributed. A U.S. Holder of a QEF can, however, elect to defer the payment of U.S. federal income tax on such income inclusions, but would then be obligated to interest to the government on the deferred payment. In addition, subject to certain limitations, U.S. Holders owning marketable stock in a PFIC are permitted to elect to mark that stock to market annually. Amounts included in or deducted from income under the mark to market alternative (and actual gains and losses realized upon disposition, subject to certain limitations) will be treated as ordinary gains or losses.

        We believe that Stressgen was not a PFIC for the year 2002 or prior years. However, because PFIC status depends on the character of our income and assets in each year, there can be no assurance with respect to whether we will qualify as a PFIC in future years. Further, there can be no assurance that our determination concerning our PFIC status will not be challenged by the IRS. If we determine that Stressgen is a PFIC we will determine at that time whether we will provide sufficient information for a U.S. Holder to make the QEF election. Therefore, each prospective investor is urged to consult with a tax advisor with respect to how the PFIC rules would affect its tax situation.

        If more than 50% of the voting power of all classes of stock or the total value of our stock is owned, directly or indirectly, by citizens or residents of the United States, United States domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of whom own 10% or more of the total combined voting power of all classes of stock of the Company ("10% U.S. Shareholders"), Stressgen could be treated as a CFC under Subpart F of the Code. If in 1998 or thereafter Stressgen qualifies as a CFC, 10% U.S. Shareholders are generally not required to apply the PFIC rules, provided that, in some cases, complex tax elections are made. The classification of Stressgen as a CFC would effect many complex results including the required inclusion by 10% of U.S. Shareholders' in income of their pro rata shares of our Subpart F income. In addition, under Section 1248 of the Code, gain from the sale or exchange of stock by a holder of our shares who is or was a 10% U.S. Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary dividend income to the extent of our earnings and profits attributable to the stock sold or exchanged. Because of the complexity of Subpart F, and because it is not clear that Subpart F would apply to the holders of our shares, taxpayers that may be 10% U.S. Holders are urged to consult with their tax advisors to determine the applicable rules.

        The foregoing discussion is based on currently effective provisions of the Code, existing and proposed regulations thereunder, and current administrative rulings and court decisions, all of which are subject to change. Any such change could affect the validity of this discussion. In addition, the implementation of certain aspects of the PFIC rules requires the issuance of regulations which in some instances have not been promulgated and which may have retroactive effect. There can be no assurance that any of these regulations will be enacted or promulgated, and if so, the form they will take or the effect that they may have on this discussion. Accordingly, and due to the complexity of the PFIC rules, U.S. persons who are shareholders of Stressgen are strongly urged to consult their own tax advisors concerning the impact of these rules on their investment in our shares.

Item 6. SELECTED FINANCIAL DATA

Annual Financial Data

        Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP"). These principles differ in certain respects from generally accepted accounting principles in the United States of America ("U.S. GAAP"). The differences as they affect our financial statements are described in Note 11 to our audited consolidated financial statements filed as part of Item 8 hereof. Because we report on a consolidated basis, our results include those of our subsidiaries, including a U.S. subsidiary, which provides management, research and development services, and a Barbados subsidiary, which is becoming increasingly responsible for product development.

Consolidated Statement of Operations Data

	Year ended December 31
	2002	2001	2000	1999	1998
	(In thousands of Canadian dollars, except per share amounts)
Net revenues
Canadian and U.S. GAAP	$14,042	$5,419	$4,156	$3,274	$2,626
Research and development expenses
Canadian and U.S. GAAP	33,675	35,906	23,961	14,322	14,782
Net loss(1)
Canadian GAAP	(28,802)	(35,939)	(25,407)	(16,738)	(14,209)
U.S. GAAP	(28,922)	(36,341)	(35,766)	(19,515)	(16,657)
Basic and diluted loss per common share
Canadian GAAP	(0.49)	(0.70)	(0.63)	(0.58)	(0.63)
U.S. GAAP	(0.49)	(0.71)	(0.88)	(0.67)	(0.74)

Consolidated Balance Sheet Data

	As of December 31
	2002	2001	2000	1999	1998
	(In thousands of Canadian dollars)
Cash and short-term investments
Canadian GAAP	$46,013	$62,682	$70,567	$16,477	$30,044
U.S. GAAP	46,013	62,682	70,710	16,477	30,231
Total assets(2)
Canadian GAAP	54,815	67,789	74,325	19,852	33,477
U.S. GAAP	54,815	67,789	74,468	19,852	37,491
Long-term obligations(3)
Canadian GAAP	3,606	578	1,036	1,467	4,740
U.S. GAAP	3,606	578	1,036	1,467	7,740

        The information set forth above is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of this Form 10-K.

  (1)
  To conform with U.S. GAAP, our net loss would increase by $120,000 in 2002, $402,000 in 2001, $10,359,000 in 2000, $2,777,000 in 1999; and $2,448,000 in 1998. In 2002, the principal difference in our net loss under U.S. GAAP rather than Canadian GAAP was due to the reversal of $69,000 in unrealized foreign exchange gain and the reversal of a $51,000 previously recorded adjustment to short term investments. In 2001, the principal difference in our net loss under U.S. GAAP rather than Canadian GAAP was due to unrealized foreign exchange gain on available for sale securities of $541,000 offset by net $139,000 of other items. In 2000, the principal difference in our net loss was due to the release of escrow shares of $9,093,000, stock based compensation expenses including non-compensatory costs to non-employees of $1,674,000, and changes related to unrealized losses on available for sale securities totaling $372,000. In 1999, the principal difference was due to the release of escrow shares totaling $2,061,000 and a net loss of $768,000 resulting from the dissolution of the joint venture. In 1998, the principal difference was due to the release of escrow shares totaling $3,225,000, offset by adjustments related to unrealized gains on available for sale securities.

  (2)
  At December 31, 2002, 2001 and 1999, there were no differences in total assets under U.S. GAAP relative to Canadian GAAP. At December 31, 2000, 1998 and 1997, the differences in total assets under U.S. GAAP relative to Canadian GAAP were $143,000, $4,014,000 and $2,567,000, respectively. In 2000, the difference was due to an increase in market value on available-for-sale securities. In 1998, the difference was due to an adjustment to the carrying value of the equity interest of a joint venture between Stressgen and Genzyme (the "LLC") of $3,827,000 and an increase in market value on available-for-sale securities of $187,000.

  (3)
  To conform with U.S. GAAP our total long-term obligations would include $3,000,000 of additional debt at December 31, 1998 related to the financing provided by the Canadian Medical Discoveries Fund to the LLC.

Currency Exchange Rates

        Our accounts are maintained in Canadian dollars. In this Annual Report on Form 10-K, all dollar amounts are stated in Canadian dollars except where otherwise indicated.

        The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in

Canadian dollars for our five most recent fiscal years. The average rate means the average of the exchange rates on the last day of each month during a year.

	Fiscal Year Ended December 31,
	2002	2001	2000	1999	1998
High	$1.6128	$1.6023	$1.5600	$1.5302	$1.5770
Low	1.5108	1.4933	1.4350	1.4440	1.4075
Average	1.5702	1.5518	1.4855	1.4858	1.4836
Period End	1.5800	1.5925	1.4995	1.4440	1.5375

        As of January 31, 2003, the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was U.S.$0.6542 = Cdn.$1.00 (equivalent to U.S.$1.00 = Cdn.$1.5286).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties. The predictions described in these statements may not materialize if management's current expectations regarding our future performance prove incorrect. Our results could also be affected by factors including, but not limited to, our reliance on collaborative partners and other risks described above under "Factors That May Affect Future Performance." The forward-looking statements are based on currently available information; we disclaim any obligation to update them.

        The following information should be read in conjunction with our 2002 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian GAAP. These principles differ in certain respects from U.S. GAAP. The differences, as they affect our consolidated financial statements, are described in Note 11 to our consolidated financial statements. All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

        From our inception in 1990 to 1993, our core business involved the sale of bioreagents. Although we have retained and expanded our bioreagent business worldwide, our primary focus since 1993 has been the research and development of innovative stress protein-based fusion products that will stimulate the body's immune system to combat viral infections and related cancers. Our core, exclusively licensed technology involves the fusion of heat shock proteins with viral or cancer-associated antigens. The lead product candidate developed with this technology, HspE7, targets a variety of human papillomavirus-related diseases. We are also performing research studies on potential treatments for hepatitis B and herpes simplex and are evaluating fusion proteins to treat infections caused by hepatitis C and the human immunodeficiency virus.

        We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities. At December 31, 2002, our accumulated deficit was $134,049,000. Historically, we have depended principally on equity financings to fund our business activities. We intend to pursue additional equity financings to fund our business activities, markets permitting.

        In June 2002, we entered into a strategic collaboration with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, "Roche") for the development of HspE7. Under terms of the agreement, we could receive up to an aggregate of $300,000,000 comprised of upfront license fees, development and commercial milestones, and equity investments. In addition, we will receive tiered, progressive sales-based payments at varying rates upon commercialization of HspE7. We may further reduce product development risk in the future by seeking partners for additional product candidates. Such collaborations could enable us to develop additional product candidates and exploit new applications for our technology, resulting in additional product opportunities.

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

        During the period encompassed herein, we have devoted substantially all of our resources to our HspE7 product development program. HspE7 is being developed as a treatment for genital warts,

recurrent respiratory papillomatosis, anal intraepithelial neoplasia, cervical intraepithelial neoplasia and cervical cancer.

Liquidity and Capital Resources

        Since inception we have relied principally on equity financings to fund our research and development programs, operations and capital expenditures, coupled with cash flows generated from our bioreagent business. To date, we have raised net equity proceeds of $175,384,000, principally through our public issuances of stock, the exercise of warrants and stock options issued since 1996 and, more recently, the issuance of stock and warrants to Roche in connection with the collaboration transaction. We employ a financial performance measurement system designed to ensure our revenues and expenses are consistent with management's operational objectives and budgetary constraints. We believe that our current capital resources are sufficient to maintain our current and planned operations beyond 2004. This belief is based on current research and clinical development plans, the current regulatory environment, historical industry experience in the development of therapeutics and general economic conditions.

        At December 31, 2002, we had $46,013,000 of cash and short-term investments, which decreased during 2002 by $16,669,000 due principally to net losses of $28,802,000, partially offset by $13,700,000 in proceeds from Roche for a combination of an initial equity investment, issuance of warrants and an upfront license fee. At December 31, 2002, approximately 13% of cash, cash equivalents and short-term investments were held in U.S. dollars.

        Under terms of the collaboration agreement, we could receive up to an aggregate of approximately $300,000,000 comprised of upfront license fees, development and commercial milestones, and equity investments. The agreement was structured to enable us to realize up to 20% of this aggregate value by the end of 2004. The remainder of the equity and milestones, which are payable depending on factors such as development events and indications launched, could be realized approximately one-half in the remaining development periods as therapeutic indications are launched, and up to 30% within five years thereafter, based upon commercial success. The terms of the agreement increased our financial flexibility since we have transferred responsibility for significant HspE7 product commercialization expenditures to Roche. Further, we are not obligated to any particular level of spending under the agreement.

        During 2002, capital expenditures totaled $380,000 compared with $1,783,000 and $394,000 during 2001 and 2000 respectively. The 2002 reduction in capital expenditures compared to 2001 is due to the completion of significant improvements to our laboratory facilities and additional purchases of laboratory equipment to support our ongoing research and bioreagent manufacturing activities in 2001. Capital expenditures during 2003 are expected to remain consistent at 2002 levels that reflect strategic investments in laboratory equipment needed to preserve our current level of manufacturing and research capabilities.

        We have a credit facility for $2,000,000 with a Canadian chartered bank. At December 31, 2002, $541,000 were used and outstanding under this facility in the form of fixed rate capital leases.

        We will require additional capital to fund future research and product development activities. We expect to seek additional funds from various sources, including research and development collaborations with corporate partners, and public and private equity financing. We cannot assure you that additional financing will be available when needed or on satisfactory terms. If we raise additional funds by issuing equity securities, substantial dilution to our existing shareholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. We may need to obtain funds through collaborative arrangements with others that are on unfavorable terms. We may also have to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop ourselves.

Results of Operations

        During 2002, we realized a net loss of $28,802,000 or $0.49 per common share. These results compare with a net loss of $35,939,000 in 2001 and $25,407,000 in 2000 ($0.70 and $0.63 per share, respectively). The $7,137,000 decrease in net loss during 2002 is due principally to the recognition of collaborative R&D revenue from Roche, which totaled $8,370,000 during the second half of 2002.

Collaborative R&D revenue

        Collaborative R&D revenue was $8,370,000 in 2002. Collaborative R&D revenue includes $7,815,000 for development activities in support of Roche and $555,000 from the amortization of up-front license fees in accordance with SAB No 101 "Revenue Recognition in Financial Statements."

Bioreagent sales

        The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors. Consistent with an overall economic slowdown in North America, industry-wide demand for bioreagents slowed during 2002. Product pricing in 2002 was generally consistent with 2001. Despite the difficult market, our bioreagent sales increased by 5% to $5,672,000 in 2002, compared to 30% and 27% growth in 2001 and 2000, respectively. Prior years' growth is attributed to increased demand for stress protein and antibody bioreagents, increased prices and complementary new product introductions.

Research and development

        Research and development, or R&D, includes costs associated with clinical studies, product development, and ongoing exploratory research. In order to optimize our financial flexibility, we employ clinical research organizations to conduct our clinical trials and engage contract manufacturers to assist us with our product development and manufacturing.

        R&D spending decreased by approximately 6% to $33,675,000 in 2002 compared with $35,906,000 in 2001. The 2002 decrease reflects the mid-2002 cost shift of HspE7 manufacturing scale-up costs and other product development efforts to Roche. During 2001, R&D spending increased by approximately 50% from $23,961,000 in 2000, due largely to increased expenditures for human clinical trial activities and manufacturing scale-up associated with HspE7 and increased staffing to support our expanded business activities.

        In 2002 we fully enrolled patients in our RRP phase II clinical trial. We also completed the additional enrollment of patients for our phase III AIN rollover trial. Final data for both of these trials is expected in 2003. During 2002, over 80% of our R&D spending related to efforts developing HspE7, while the remaining spending related to exploratory research, including our follow-on CoVal™ fusion product candidates. Our accomplishments in 2002 were consistent with our 2002 objectives. During 2003, approximately 50% of planned R&D spending is expected to support HspE7 development. We anticipate that R&D spending will decrease in 2003 due to Roche's increased involvement in HspE7 development activities.

Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, includes executive management, business development, investor relations, legal support and general administration.

        SG&A represented approximately 19% of total operating expenses in 2002, compared with 17% in 2001 and 21% in 2000, respectively. SG&A expenses increased by 8% to $8,409,000 in 2002, compared with $7,782,000 in 2001 and $6,538,000 in 2000. The 2002 increase in SG&A was due principally to business development activities associated with consummating our collaboration agreement with Roche. The increase in SG&A in 2001 from 2000 was due principally to enhanced business activities, costs associated with our expanded North American operations, and the addition of key executive personnel. We anticipate that 2003 SG&A spending will decrease from 2002, due to completion of HspE7 business development activities in 2002.

Cost of bioreagent sales

        The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 29% in 2002 and 2001, and 21% in 2000, resulting in gross margins of 71% in 2002 and 2001, and 79% in 2000. The 71% 2002 and 2001 gross margins were lower than in 2000 due to write-offs of obsolete and slow moving inventory. We reviewed sales trends in determining the realizable value of inventories. In 2003, we believe the gross margin will be between 70% and 74%.

Interest and other income

        Interest and other income decreased by 76% to $944,000 compared with $4,009,000 in 2001. This change is principally due to a $1,825,000 decrease in foreign exchange gains due to less favorable foreign currency rates on U.S. investments, coupled with a $1,240,000 reduction in interest income. Volatility and weakening of the U.S. dollar during 2002 resulted in foreign exchange loss. Further, our reduced cash and short term investment balances and lower interest rates available in 2002, compared to 2001, resulted in less interest income.

        Interest and other income increased by 105% to $4,009,000 in 2001 compared with $1,953,000 in 2000. The increased interest and other income levels in 2001 were due principally to a significant foreign exchange rate impact accounting for $1,808,000 of the increase in 2001 over 2000. Volatility and strengthening of the U.S. dollar during 2001 resulted in foreign exchange gain.

Basic and diluted loss per share

        The 20% decrease in net loss to $28,802,000 in 2002, compared with $35,939,000 in 2001, was diluted by a 15% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss per share of $0.49 in 2002, compared with $0.70 in 2001.

        The 41% increase in net loss to $35,939,000 in 2001 compared with $25,407,000 in 2000, was diluted by a 26% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss per share of $0.70 in 2001 and $0.63 in 2000.

Differences between Canadian and U.S. generally accepted accounting principles

        Our financial statements have been prepared in accordance with Canadian GAAP. Certain adjustments would be required if these statements were to be prepared in all material respects, in accordance with U.S. GAAP.

        To conform to U.S. GAAP, our net loss would increase by $120,000 in 2002, $402,000 in 2001 and $10,359,000 in 2000. In 2002, the principal difference in our net loss using U.S. GAAP rather than Canadian GAAP is due to the reversal of $69,000 in unrealized foreign exchange gain on available for sale securities and a $51,000 reversal of adjustments previously made to short term investments recorded under Canadian GAAP. In 2001, the principal difference in our net loss using U.S. GAAP rather than Canadian GAAP is due to the reversal of $541,000 in unrealized foreign exchange gain recorded under Canadian GAAP. In 2000, the release of escrow shares resulting in stock based compensation expense of $9,093,000, combined with a $372,000 in unrealized foreign exchange loss on available-for-sale securities, caused the principal differences between U.S. GAAP and Canadian GAAP. A complete discussion of these and other less significant differences between U.S. GAAP and Canadian GAAP are described in Note 11 to our consolidated financial statements.

        Net loss per common share under U.S. GAAP would have been $0.49, $0.71 and $0.88 in 2002, 2001 and 2000, respectively. There are no differences under Canadian and U.S. GAAP with respect to our current assets and our stockholders' equity at December 31, 2002 and 2001.

Critical Accounting Policies

        Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

Revenue recognition

        Revenue from collaborative R&D arrangements may include multiple elements within a single contract. Our accounting policy complies with the revenue determination requirements set forth in EITF-0021 "Accounting for Revenue Arrangements with Multiple Deliverables," relating to the separation of multiple deliverables into individual accounting units with determinable fair values. Under the guidance of EITF-0021, we have estimated the fair value of deliverables in the Roche agreement using standard industry techniques. Changes in the determination of fair values or performance periods relating to certain deliverables, and associated milestones, could impact the timing of future revenue streams.

Clinical trial accruals

        The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods. The Company recognizes clinical trial costs in three distinct phases: start-up phase, patient accrual phase, and close-out phase. Our expenses related to clinical trials could vary based on patient availability, additional statistical analysis requirements, and decisions to extend the patient evaluation period.

Stock-based compensation

        The Company has adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002, and has elected to recognize stock compensation expense in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Refer to Note 1 for our pro forma financial results using the fair value method of accounting for stock based compensation.

Allocation of Costs

        We allocate certain indirect costs associated with support activities such as the rent and utilities for facilities, information technology, finance and human resources. These costs are allocated to R&D, SG&A and cost of goods sold based on headcount and square footage.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to foreign currency fluctuations through our operations in the U.S. since a substantial amount of our contract research and development spending is transacted in U.S. dollars. However, since approximately 95% of our bioreagent product sales are in U.S. dollars, there is partial matching of U.S. currency expenses and revenues. We use the Canadian dollar as our measurement and functional currency. As a result, we translate monetary assets and liabilities into Canadian dollars at the rate of exchange prevailing at our balance sheet date and include resulting exchange gains and losses in other income. We do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, but may do so in the future under certain conditions. A substantial amount of our receivables and payables are denominated in U.S. dollars. We include resulting exchange gains and losses in operations.

        Our sales and contract research and development expenses are denominated in U.S. dollars and produce a price risk from exposure to fluctuations in the U.S. exchange rate. We do not believe this will have a material impact on our results of operations in the foreseeable future. We maintain cash equivalent and short-term investment portfolio holdings of various issuers, types, and maturity dates with large banks and investment banking institutions. Typically, 75% of our investments are in government bonds rated AAA. We occasionally hold short-term investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations.

        We maintain a non-trading investment portfolio. Our market risk exposure is limited to interest rate risk and foreign exchange rate risk. We computed a hypothetical change in interest rates by applying a 10% change to our average rate of return, resulting in a $101,000 impact. If interest rates were to increase by 10%, our net loss would decrease by $101,000. Further, if interest rates were to decrease by 10%, our net loss would increase by $101,000. In addition, we computed a hypothetical change in foreign exchange rates by applying a 10% change to our year-end foreign exchange rate and then applied that rate to our average level of U.S. investments during the year, resulting in a $116,000 impact. If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $116,000. Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $116,000. We have not used derivative financial instruments in our investment portfolio. We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $46,013,000 in cash, cash equivalents and short-term investments as of December 31, 2002.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

        Management is responsible for the preparation of the consolidated financial statements and all related information appearing in this Annual Report. The consolidated financial statements and notes have been prepared in conformity with Canadian generally accepted accounting principles and include certain amounts that are estimates based upon currently available information and management's judgment of current conditions and circumstances.

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

/s/ Daniel L. Korpolinski President and Chief Executive Officer	/s/ Donald D. Tartre Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Stressgen Biotechnologies Corporation:

        We have audited the accompanying consolidated balance sheets of Stressgen Biotechnologies Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in Canada and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stressgen Biotechnologies Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in accordance with accounting principles generally accepted in Canada.

/s/ Deloitte & Touche LLP

January 28, 2003
San Diego, California

STRESSGEN BIOTECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET

(Canadian dollars in thousands, except share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$31,202	$33,338
Short-term investments	14,811	29,344
Accounts receivable, net	4,279	609
Inventories	838	915
Other current assets	518	420

Total current assets	51,648	64,626
Capital assets, net	2,746	3,163
Deferred expenses, net of current portion	421	—

	$54,815	$67,789

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,833	$7,757
Current portion of deferred revenue	1,115	—
Current portion of capital lease obligations	318	537

Total current liabilities	10,266	8,294
Deferred revenue, net of current portion	3,344	—
Capital lease obligations, net of current portion	262	578

Total liabilities	13,872	8,872

Stockholders' equity:
Common shares and other equity—no par value; unlimited shares authorized, 60,209,989 and 57,591,888 shares issued and outstanding at December 31, 2002 and 2001, respectively	175,384	164,794
Deferred stock compensation	(392)	(630)
Accumulated deficit	(134,049)	(105,247)

Total stockholders' equity	40,943	58,917

	$54,815	$67,789

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Canadian dollars in thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Revenues:
Collaborative R&D revenue	$8,370	$—	$—
Bioreagent sales	5,672	5,419	4,156

Total revenue	14,042	5,419	4,156

Operating expenses:
Research and development	33,675	35,906	23,961
Selling, general and administrative	8,409	7,782	6,538
Cost of bioreagent sales	1,635	1,573	885

	43,719	45,261	31,384

Operating loss	(29,677)	(39,842)	(27,228)
Other income (expenses):
Interest and other income, net	944	4,009	1,953
Interest expense	(69)	(106)	(132)

	875	3,903	1,821

Net loss	$(28,802)	$(35,939)	$(25,407)

Basic and diluted loss per common share	$(0.49)	$(0.70)	$(0.63)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	58,986	51,205	40,621

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(Canadian dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(28,802)	$(35,939)	$(25,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital assets	797	621	517
Compensation expense related to stock option grants	224	177	—
Unrealized foreign exchange (gain) loss	(20)	(1,462)	368
Gain on market value of investments	(145)	—	—
Changes in operating assets and liabilities	1,423	143	3,896

Net cash used in operating activities	(26,523)	(36,460)	(20,626)

Cash flows from investing activities:
Purchase of short-term investments	(76,641)	(37,095)	(86,818)
Sales and maturities of short-term investments	91,388	78,346	31,160
Purchase of capital assets	(380)	(1,783)	(394)

Net cash provided by (used in) investing activities	14,367	39,468	(56,052)

Cash flows from financing activities:
Proceeds on issuance of common shares	10,604	29,248	52,763
Proceeds on issuance of special warrants	—	—	23,112
Proceeds from borrowings	—	102	—
Repayment of borrowings	(535)	(454)	(397)

Net cash provided by financing activities	10,069	28,896	75,478

Effect of exchange rate changes on cash and cash equivalents	(49)	921	4

Increase (decrease) in cash and cash equivalents	(2,136)	32,825	(1,196)
Cash and cash equivalents, beginning of year	33,338	513	1,709

Cash and cash equivalents, end of year	$31,202	$33,338	$513

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Canadian dollars in thousands, except share data)

	Common shares and other equity
			Warrants
					Def Stock Comp	Accumulated Deficit
	Number	Amount	Number	Amount			Total
Balance at January 1, 2000	32,775,894	$58,864	5,272,728	$—	$—	$(43,901)	$14,963
Issued for cash on exercise of stock options	593,550	1,010	—	—	—	—	1,010
Special Warrants issued for cash, net of issue costs	—	—	7,449,000	23,112	—	—	23,112
Issued on Special Warrants offering	—	—	744,900	—	—	—	—
Issued on exercise of Special Warrants	7,449,000	23,112	(7,449,000)	(23,112)	—	—	—
Issued for cash on exercise of Warrants	2,169,727	7,254	(2,169,727)	—	—	—	7,254
Expiration of Class A Warrants	—	—	(14,401)	—	—	—	—
Issued for cash, net of issue costs	6,904,100	44,499	—	—	—	—	44,499
Net loss	—	—	—	—	—	(25,407)	(25,407)

Balance at December 31, 2000	49,892,271	134,739	3,833,500	—	—	(69,308)	65,431
Issued for cash on exercise of stock options	423,219	973	—	—	—	—	973
Issued for cash on exercise of Warrants	577,298	2,119	(577,298)	—	—	—	2,119
Issued for cash, net of issue costs	6,699,100	26,156	—	—	—	—	26,156
Deferred stock compensation	—	807	—	—	(807)	—	—
Compensation expense related to stock option grants	—	—	—	—	177	—	177
Net loss	—	—	—	—	—	(35,939)	(35,939)

Balance at December 31, 2001	57,591,888	164,794	3,256,202	—	(630)	(105,247)	58,917
Issued for cash on exercise of stock options	575,902	1,706	—	—	—	—	1,706
Conversion of warrants to common shares	3,963	—	(25,057)	—	—	—	—
Warrants issued in connection with Roche Collaboration	—	1,264	2,036,435	—	—	—	1,264
Issued for cash in connection with Roche Collaboration	2,036,436	7,657	—	—	—	—	7,657
Other, net	1,800	(37)	—	—	28	—	(9)
Compensation expense related to stock option grants	—	—	—	—	210	—	210
Net loss	—	—	—	—	—	(28,802)	(28,802)

Balance at December 31, 2002	60,209,989	$175,384	5,267,580	$—	$(392)	$(134,049)	$40,943

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

  Basis of presentation

        The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

  Financial statements and estimates

        The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles ("Canadian GAAP"), and conform in all material respects with accounting principles generally accepted in the United States of America ("U.S. GAAP"), except as discussed in Note 11.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements. Significant estimates are used for, but not limited to, reporting revenue recognition, clinical trial costs, stock based compensation and the allocation of indirect costs. Actual results could differ from such estimates.

  Foreign currency translation

        The Company and its subsidiaries use the Canadian dollar as their functional currency. Monetary assets and liabilities that are denominated in U.S. dollars are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the average rate of exchange for the month of such transactions. Foreign exchange losses of $323,000 and $306,000 are included other income at December 31, 2002 and 2000, respectively. Foreign exchange gains of $1,502,000 are included in other income at December 31, 2001.

  Revenue recognition

        Revenue from product sales is recognized upon delivery to customers when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured. Revenue also includes amounts charged for shipping and handling costs.

        Revenue from collaborative research and development ("R&D") arrangements may include multiple elements within a single contract. Our accounting policy complies with the revenue determination requirements set forth in EITF-0021 "Accounting for Revenue Arrangements with Multiple Deliverables," relating to the separation of multiple deliverables into individual accounting units with determinable fair values. Payments received under collaborative arrangements may include the following: non-refundable fees at inception of contract for technology rights; funding for services performed; milestone payments for specific achievements; and payments based upon resulting sales of products.

        The Company recognizes collaborative research and development revenues as services are performed consistent with the performance requirements of the contract. Revenue from non-refundable contract fees where the Company has continuing involvement though research and development collaborations or other contractual obligations, less the fair market value of any related warrants, is deferred and recognized ratably over the development period or the period for which Stressgen continues to have a performance obligation. The period of development is evaluated on a regular basis. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the agreement, provided payment is proportionate to the effort expended. Payments received in advance of performance or delivery are recorded as deferred revenue.

  Clinical trial accruals

        The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods. The Company recognizes clinical trial costs in three distinct phases: the start-up phase, the patient accrual phase, and the close-out phase. The total estimated trial cost is divided into these three phases based the tasks involved in conducting the trial. Upon start of the trial, the start-up portion of the trial contract is accrued. As patients enter the trial, the patient accrual cost is ratably recognized. Once the study is complete and analysis of the patient data has been initiated, the close-out portion of the trial is recognized.

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

        The Company has two stock-based compensation plans, which are described in Note 5. New option grants are made with an exercise price equal to the fair market value of the underlying common stock. Deferred stock compensation charges arise where stock options are granted at exercise prices less than the fair value of the underlying stock and are amortized to expense over the vesting period of the option. Any consideration paid by directors, employees and others on exercise of stock options is credited to share capital.

        SFAS No. 123 "Accounting for Stock-Based Compensation" requires presentation of pro forma information as if the Company had accounted for its employee stock option grants under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options at the date of the grant is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have increased as follows:

	Years ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net loss under Canadian GAAP	$(28,802)	$(35,939)	$(25,407)

Net loss under U.S. GAAP (See Note 11 for reconciliation to Canadian GAAP)	$(28,922)	$(36,341)	$(35,766)

Employee stock compensation expense included in net income under Canadian GAAP	224	177	—
Employee stock compensation expense included in net income under U.S. GAAP	224	258	1,674
Additional employee compensation expense under the fair value method	(2,850)	(3,232)	(2,174)

Pro forma net loss under Canadian GAAP	$(31,428)	$(38,994)	$(27,581)

Pro forma net loss under U.S. GAAP	$(31,548)	$(39,315)	$(36,266)

Pro forma basic loss per common share under Canadian GAAP	$(0.53)	$(0.76)	$(0.68)

Pro forma basic loss per common share under U.S. GAAP	$(0.53)	$(0.77)	$(0.89)

        The weighted-average per-share fair values of the individual options granted during 2002, 2001, and 2000 were as follows on the date of grant:

Years ended December 31,
2002	2001	2000
$2.63	$2.50	$4.47

        The fair values of the options were determined using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2002	2001	2000
Dividend yield	0%	0%	0%
Volatility	78%	55%	108%
Risk-free interest rate	3.50%	3.57%	5.91%
Expected life	4 years	4 years	4 years

  Cash, cash equivalents and short-term investments

        Cash and cash equivalents consist of cash and highly liquid investments which include investment grade corporate debt securities with original maturities when acquired of three months or less. Short-term investments consist of investment grade securities, which are capable of prompt liquidation and are carried at the lower of cost plus accrued interest or quoted market value.

  Inventories

        Inventories are valued at the lower of average cost or net realizable value.

  Capital assets

        Capital assets are recorded at cost and depreciated over their estimated useful lives on a declining-balance basis, except for leasehold improvements, which are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life. The approximate annual depreciation and amortization rates are as follows:

Laboratory equipment	20%
Equipment under capital lease	20 - 30%
Computer equipment	30%
Leasehold improvements	the lesser of the lease term or the estimated useful life
Furniture and equipment	20%

  Impairment of long-lived assets

        The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances exist. The recoverability of long-lived assets is determined by evaluating whether the carrying value of such assets can be recovered from estimated undiscounted future operating cash flows. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the assets over the present value of the future operating cash flows. The Company has not identified any such impairment losses to date.

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

  Concentration of credit risk

        The Company invests its excess cash principally in investment grade government and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to reflect changes in market conditions. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

        The Company extends credit on an uncollateralized basis primarily to its customers in the U.S. The Company has not experienced significant credit losses on customer's accounts. The Company derives 100% of its collaboration revenue from Roche.

  Research and development costs

        Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with the Company's various research and development programs. Overhead expenses are comprised of general and administrative support provided to the research and development programs. These expenses include costs associated with support activities such as the rent and utilities for facilities, information technology, finance and human resources. Research and development costs are expensed as incurred, unless they meet generally accepted accounting criteria for deferral and amortization. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. To date, no research and development costs have been deferred.

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

2.    COLLABORATIVE AGREEMENT

        In June 2002, the Company entered into a collaborative agreement for the co-development and global commercialization of the Company's innovative proprietary CoVal™ fusion product candidate, HspE7, with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, "Roche"). Under the terms of the agreement, Roche has the worldwide exclusive right to manufacture, market and sell the HspE7 product and the Company has the right to co-promote the product in the U.S. to certain physician specialties. The terms of the collaborative agreement provide for an initial equity investment, issuance of warrants (see Note 5) and an upfront license fee payment aggregating approximately $13,700,000. For the year ended December 31, 2002, the Company recognized revenue of $8,370,000 related to this collaborative research and development arrangement.

3.    BALANCE SHEET DETAILS

        At December 31, 2002 and 2001, short-term investments consisted entirely of corporate debt securities, which had a net book value and market value of $14,811,000 and $29,344,000, respectively.

        The MIT/Whitehead license agreement discussed in Note 4 requires certain license maintenance fees and royalty payments. Upon receiving the upfront payment from Roche, the Company recorded a $634,320 payable due to MIT/Whitehead. The Company recognizes the expense over the development period. At December 31, 2002 the Company had a total of $561,778 of deferred expense related to this payment.

        The following tables provide details of selected balance sheet items:

	December 31,
	2002	2001
	(In thousands)
Accounts receivable:
Collaborative receivable	$3,790	$—
Trade accounts receivable	527	649
Less: allowance for doubtful accounts	(38)	(40)

	$4,279	$609

Inventories:
Raw materials and work in process	$563	$464
Finished goods	275	451

	$838	$915

Accounts payable and accrued liabilites:
Trade accounts payable	$3,607	$3,192
Clinical trial accruals	3,133	3,466
Accrued compensation and benefits	1,274	816
Royalty payable	634	109
Other accrued liabilities	185	174

	$8,833	$7,757

	December 31,
	2002			2001
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Capital assets:
Laboratory equipment	$2,312	$(1,124)	$1,188	$1,321
Equipment under capital lease	2,672	(1,769)	903	1,192
Computer equipment	796	(441)	355	312
Leasehold improvements	554	(403)	151	166
Furniture and fixtures	312	(163)	149	172

	$6,646	$(3,900)	$2,746	$3,163

4.    COMMITMENTS AND CONTINGENCIES

  Leases

        The Company has entered into operating lease agreements expiring at various times through 2005 for office and laboratory space, which require the Company to make minimum lease payments, plus a share of operating costs, taxes, insurance and maintenance.

        The Company has a credit facility for $2,000,000 with a Canadian chartered bank and also leases certain equipment under capital lease agreements. At December 31, 2002, $580,000 was outstanding under these agreements in the form of fixed rate capital leases. Capital lease obligations during 2002 and 2001 are repayable in monthly instalments of $48,000 including interest at rates that vary from 6.25% to 8.45% and are secured by specific equipment. At December 31, 2002 and 2001, equipment under capital lease had a carrying value of $903,000 and $1,192,000 net of accumulated amortization of $1,769,000 and $1,480,000, respectively.

        At December 31, 2002 total future minimum lease commitments under operating and capital leases are as follows:

	Operating	Capital
	(In thousands)
Year ending December 31,
2003	$718	$353
2004	561	220
2005	397	55

Total	$1,676	628

Less: amount representing interest		(48)

Present value of minimum lease payments		580
Less: current portion		(318)

Long term capital lease obligations		$262

  Patent License Agreement

        The Company has a worldwide, exclusive license agreement with Massachusetts Institute of Technology and the Whitehead Institute for Biomedical Research. The patents and patent applications covered by this license agreement include various pending applications and continuation-in-part applications and their foreign counterparts, including patent applications filed in the U.S., Canada and Japan in 1994 for the use of Hsp fusions with viral or cancer-associated antigens as immunotherapeutics. Historically, the Company's patent-related costs are related to therapeutic products that have not obtained regulatory approval and are not marketable. As a result, the Company has treated such costs as costs for which recoverability cannot be determined, and has expensed them as they are incurred.

5.    STOCKHOLDERS' EQUITY

  Common Shares

        In June 2002, the Company issued 2,036,436 common shares for $7,657,000 pursuant to the collaborative agreement with Roche (see Note 2). The equity was issued at a per share price determined by the weighted average price of common shares of the Company in the ten business days prior to the Roche transaction. The Company also issued two warrants to exercise between 2,036,435 and 2,356,000 additional common shares through June 28, 2007. Upon the completion of certain milestones established in the agreement, the Company has the option to call the warrants. The Company allocated $1,264,000 as the fair value of the warrants, as determined by an independent valuation expert. In the event the holder is obligated to exercise a warrant and the current per share price of common shares of the Company is less than initial per share exercise price of $3.76 (as adjusted for events described in the agreement such as stock splits), then the per share exercise price will be amended to equal the greater of $3.25 or the then-current per share market price, and the number of common shares issuable pursuant to the terms of the warrant will be equal to the initial aggregate exercise price of such warrant divided by the amended per share exercise price.

        In 2001, the stockholders resolved to continue the Company under the laws of the Yukon Territory and, as a result, the authorized common share capital of the Company became unlimited.

  Common Share Financings

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

  1998 Special Warrants

        In 1998, the Company issued Class B Warrants to purchase 4,000,000 common shares for $3.30 per share on or before September 11, 2003. At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise. There were 3,231,145 Class B Warrants outstanding at December 31, 2002.

        Stockholders' equity at December 31, 2002 includes $2,179,000 of contributed surplus.

  Employee Share Option Plans

        In 2001, the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the "2001 Plan"). Between the date of grant and stockholder approval, the market price of the Company's common stock increased, resulting in deferred compensation of $807,000 associated with these options. The deferred compensation will be amortized to expense over the vesting period of the granted options. The stockholders approved adoption of the 2001 Plan, reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options. Once the 2001 Plan was approved, the grants ceased to be considered out-of-plan. At that time, the Company stopped granting options under its pre-existing 1996 Share Incentive Plan. At December 31, 2002, there were 4,304,563 total options issued and outstanding under the two plans, at exercise prices ranging from $1.22 to $8.00 per share with remaining weighted average contractual lives of 4 years to 8 years, and 1,385,167 options available for future grant under the 2001 Plan.

        The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2000	2,512,300	$2.16
Granted	1,556,500	6.05
Exercised	(593,550)	1.70
Cancelled	(101,073)	1.63

Balance at December 31, 2000	3,374,177	4.05
Granted	1,415,000	5.24
Exercised	(423,219)	2.30
Cancelled	(190,375)	4.92

Balance at December 31, 2001	4,175,583	4.59
Granted	1,092,250	4.41
Exercised	(575,902)	2.96
Cancelled	(387,368)	5.46

Balance at December 31, 2002	4,304,563	$4.69

        The following table summarizes information related to all stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.22 - $1.97	666,320	5.1	$1.75	661,320	$1.75
$2.30 - $2.85	110,810	4.3	2.63	74,810	2.66
$3.01 - $3.65	411,500	6.9	2.69	194,331	3.57
$4.10 - $5.85	1,551,833	8.4	4.87	722,195	4.84
$6.00 - $8.00	1,564,100	7.4	6.20	1,219,577	6.21

	4,304,563			2,872,233

6.    INCOME TAXES

        The reported income tax recovery differs from the amount computed by applying the Canadian basic statutory rates to the net loss. The reasons for this difference and the related tax effects are as follows:

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Canadian basic statutory tax rates	39.6%	45.0%	45.0%

Expected income tax recovery	$(11,411)	$(16,173)	$(11,433)
Foreign tax rate differences	(2,080)	22,208	252
Prior year losses producing current benefit	(125)	(7,412)	—
Losses producing no current tax benefit	13,682	2,361	5,922
Non-deductible expenses and other deductions	(54)	94	685
Research and development tax credits	900	(193)	1,892
Benefit of temporary differences (recognized) not recognized	(912)	(885)	2,682

	$—	$—	$—

        Future income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company's future tax assets and liabilities are as follows:

	December 31,
	2002	2001
	(In thousands)
Future income tax assets:
Tax loss carry-forwards	$27,055	$13,498
Research and development expenses	5,857	4,957
Book and tax base differences on assets and liabilities	1,472	2,384

Total future income tax assets	34,384	20,839
Valuation allowance for future income tax assets	(34,384)	(20,839)

Net future income tax assets	$—	$—

Future income tax liabilities:
Book and tax base differences on assets and liabilities	$—	$—

Net future income tax liabilities	$—	$—

        Due to the uncertainty surrounding the realization of the future income tax assets, the Company has a 100% valuation allowance against its future income tax assets. The valuation allowance increased by $13,545,000 during the year 2002.

        At December 31, 2002, the Company has approximately $16,444,000 of scientific research and experimental development expenditures available for unlimited carry forward, $46,807,000 of non-capital losses expiring between 2006 and 2008 and $4,570,000 of unclaimed investment tax credits expiring between 2003 and 2010, all of which may be used to reduce future Canadian income taxes otherwise payable. In addition, the Company has U.S. $17,964,000 of net operating losses expiring between 2011 and 2022, which may be used to reduce future U.S. income taxes otherwise payable. Approximately $50,000,000 of Canadian non-capital loss carry forwards were utilized in 2001 due to a license of intellectual property to a new wholly-owned subsidiary, which falls outside the Canadian tax jurisdiction. Through the operations of this new subsidiary, the Company is expected to further the commercialization of HspE7 and other potential future products.

7.    RELATED PARTY TRANSACTIONS

        In 2002, 2001 and 2000, the Company paid consulting fees of $50,000 to an independent contractor who is a researcher in the area of heat shock proteins and who was a director until the annual meeting in 2002.

8.    SEGMENT INFORMATION

        The Company manages its operations in two reportable segments, Biotechnology and Bioreagents. Revenues are allocated to the countries based on customer locations.

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Bioreagents
Revenues:
U.S.	$3,733	$3,514	$2,668
Canada	272	276	203
Other	1,667	1,629	1,285

	5,672	5,419	4,156

Operating expenses:
Research and development	1,322	1,000	433
Selling, general and administrative	1,753	1,472	1,468
Cost of bioreagent sales	1,635	1,573	885

	4,710	4,045	2,786

Operating income	$962	$1,374	$1,370

Biotechnology
Collaborative R&D revenue	$8,370	$—	$—
Operating expenses:
Research and development	32,353	34,906	23,528
Selling, general and administrative	6,656	6,310	5,070

	39,009	41,216	28,598

Operating loss	$(30,639)	$(41,216)	$(28,598)

Totals
Revenue:
Collaborative R&D revenue	$8,370	$—	$—
Bioreagent sales	5,672	5,419	4,156

Total revenue	14,042	5,419	4,156
Operating expenses:
Research and development	33,675	35,906	23,961
Selling, general and administrative	8,409	7,782	6,538
Cost of bioreagent sales	1,635	1,573	885

	43,719	45,261	31,384

Operating loss	$(29,677)	$(39,842)	$(27,228)

        The Company does not allocate interest and other income, and interest on capital lease obligations to each segment.

        Long-lived capital assets are allocated geographically as follows:

	December 31,
	2002	2001
	(In thousands)
Canada	$2,432	$2,889
US	314	274

	$2,746	$3,163

        At December 31, 2002, substantially all of the capital assets support the Biotechnology operating segment.

9.    SUPPLEMENTAL CASH FLOW INFORMATION

        The change in operating assets and liabilities:

	December 31,
	2002	2001	2000
	(In thousands)
Collaborative receivable	$(3,790)	$—	$—
Trade receivables	120	17	(15)
Inventories	77	(182)	(235)
Other current assets	(98)	(22)	(256)
Deferred revenue	4,459
Deferred expenses, net of current portion	(421)	—	—
Accounts payable and accrued liabilities	1,076	330	4,402

	$1,423	$143	$3,896

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Supplemental disclosures of cash flows:
Interest paid	$69	$106	$132

Supplemental disclosures of non-cash investing and financing transactions:
Reversal of deferred compensation related to terminated employees	$28	$—	$—
Deferred stock compensation	—	807	—
Common shares issued on conversion of Special Warrants	—	—	23,112

10.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2002
Net Revenues
Canadian and U.S. GAAP	$1,405	$1,491	$5,826	$5,320
Research and development expenses
Canadian and U.S. GAAP	9,283	9,778	7,447	7,167
Net Loss
Canadian GAAP	(10,480)	(11,983)	(2,280)	(4,059)
U.S. GAAP	(10,044)	(11,229)	(3,668)	(3,981)
Basic loss per common share
Canadian GAAP	$(0.18)	$(0.21)	$(0.04)	$(0.07)
U.S. GAAP	$(0.17)	$(0.19)	$(0.06)	$(0.07)
	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2001
Net Revenues
Canadian and U.S. GAAP	$1,440	$1,289	$1,256	$1,434
Research and development expenses
Canadian and U.S. GAAP	10,422	7,071	8,096	10,317
Net Loss
Canadian GAAP	(9,116)	(8,221)	(7,294)	(11,308)
U.S. GAAP	(9,682)	(8,216)	(8,006)	(10,437)
Basic loss per common share
Canadian GAAP	$(0.18)	$(0.16)	$(0.14)	$(0.22)
U.S. GAAP	$(0.19)	$(0.16)	$(0.16)	$(0.20)

11.  THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

        These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform, in all material respects, to U.S. GAAP.

        Effect on the consolidated financial statements:

  Balance Sheet

	December 31,
	2002	2001
	(In thousands)
Current assets under Canadian GAAP	$51,648	$64,626
Adjustment to carrying value of short-term investments classified as available-for-sale securities(a)	—	—

Current assets under U.S. GAAP	$51,648	$64,626

Stockholders' equity under Canadian GAAP	$40,943	$58,917
Unrealized holding gains on available-for-sale securities(a)	—	—

Stockholders' equity under U.S. GAAP	$40,943	$58,917

  Statement of Operations

	Years ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net loss under Canadian GAAP	$(28,802)	$(35,939)	$(25,407)
Reversal of unrealized foreign exchange (gain) loss on available-for-sale securities(a)	(69)	(541)	372
Reversal of previous adjustment to short-term investments(a)	(51)	220	36
Stock-based compensation expense on escrow shares(b)	—	—	(9,093)
Stock-based compensation expense on stock options(c)	—	(81)	(1,674)

Net loss under U.S. GAAP	$(28,922)	$(36,341)	$(35,766)

Basic loss per common share under Canadian GAAP	$(0.49)	$(0.70)	$(0.63)

Basic loss per common share under U.S. GAAP	$(0.49)	$(0.71)	$(0.88)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	58,986	51,205	40,621

  Statement of Cash Flows

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Net cash used in operating activities under Canadian and U.S. GAAP	$(26,523)	$(36,460)	$(20,626)

Net cash provided by (used in) investing activities under Canadian and U.S. GAAP	$14,367	$39,468	$(56,052)

Net cash provided by financing activities under Canadian and U.S. GAAP	$10,069	$28,896	$75,478

  Differences

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

	Years ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net loss under U.S. GAAP	$(28,922)	$(36,341)	$(35,766)
Other comprehensive income
Adjustment to unrealized foreign exchange and market gains (losses) on available-for-sale investments	120	178	(265)

Comprehensive net loss under U.S. GAAP	$(28,802)	$(36,163)	$(36,031)

Comprehensive loss per share under U.S. GAAP	$(0.49)	$(0.71)	$(0.89)

  (b)
  In accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25 for recording the value of contingently issuable (escrow) shares, the Company has recorded compensation expense on the release of these shares based upon the excess of the market value over cost of the common shares on the dates that release was assured over their paid up amount. At December 31, 2002 there were no common shares held in escrow.

  (c)
  As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB Opinion No. 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. When the exercise price of the employee stock options is less than the fair value of the underlying stock on the date of grant, the Company records deferred stock compensation for the difference and amortizes this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, and recognized over the related service period. In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB 25. The compensation expense of $81,000 in 2001 results from former employees becoming independent contractors and from option grants to non-employees. In 2002 compensation expense was included in net income under Canadian GAAP.

    See Note 1 for additional pro-forma information related to stock compensation using the fair value method.

  (d)
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

        Certain information about our directors and executive officers, the positions held by them and their ages as of March 1, 2003 are as follows:

Name	Age	Position
William A. Cochrane, M.D.,(1)(2)	76	Director and Chairman of the Board of Directors
Joann Data, M.D., Ph.D.(1)	58	Director
Kenneth Galbraith(3)	40	Director
Elizabeth M. Greetham	53	Director
Ian Lennox(2)(3)	50	Director
Steven C. Mendell(2)(3)	61	Director
Margot Northey, Ph.D.(1)	63	Director
Jay M. Short, Ph.D.(1)	44	Director
Daniel L. Korpolinski	60	Director, President and Chief Executive Officer
Howard T. Holden, Ph.D.	58	Vice President, Regulatory Affairs and Compliance
John R. Neefe, M.D.	59	Senior Vice President, Clinical Research
Marvin I. Siegel, Ph.D.	56	Executive Vice President, Research and Development
Donald D. Tartre	42	Vice President & Chief Financial Officer

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

        JOANN L. DATA, M.D., PH.D. joined the Stressgen board of directors effective October 1, 2001. She has served at Amylin Pharmaceuticals, Inc. as Senior Vice President of Regulatory Affairs and Quality Assurance since August 1999. From May 2002 to December 2002, while at Amylin, she spent 20% of her time as Senior Vice President of Clinical and Regulatory Affairs for Cortex Pharmaceuticals, Inc. Dr. Data previously served as Executive Vice President, Product Development and Regulatory Affairs for CoCensys. Her prior experience includes several positions at the Upjohn Company, including Corporate Vice President for Pharmaceutical Regulatory Affairs and Project Management, and a number of positions at Hoffmann-La Roche, including Vice President of Clinical Research and Development. Dr. Data has been an adjunct assistant professor in medicine and pharmacology at Duke University Medical Center since 1982 and at Cornell Medical Center since 1986. She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

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

        ELIZABETH M. GREETHAM has served as a Stressgen director since September 2002. Since August 2000 she has been Chief Executive Officer of DrugAbuse Sciences, Inc., a private biopharmaceutical company in Hayward, California, where she served as Chief Financial Officer and Senior Vice President, Business Development beginning in March 1999. Before joining DrugAbuse Sciences, Ms. Greetham spent nearly a decade as a portfolio manager for Weiss, Peck & Greer, an institutional investment management firm. She managed the WPG Life Sciences Funds, L.P., which invests in select biotechnology stocks. She has over 25 years of investment experience as a portfolio manager and healthcare analyst in the U.S. and Europe. Ms. Greetham also serves as the Chairman of the Board of DrugAbuse Sciences, Inc. and as a member of the Board of Directors of Guilford Pharmaceuticals. She previously served on the boards of directors of Sangstat Medical Corporation, PathoGenesis Corporation and CliniChem Development Inc. Ms. Greetham earned a BSc and a MA (Hons.) from the University of Edinburgh, Scotland.

        IAN R. LENNOX has served as one of our directors since May 2002. He is President and Chief Executive Officer of Pharmaceutical & Biotechnology Markets, MDS Inc., where he has served since April 2000. Prior to joining MDS Inc., Mr. Lennox was President and Chief Executive Officer of Phoenix International Life Sciences from 1999 to 2000, and President and Chief Executive Officer of Drug Royalty Corporation Inc. from 1997 to 1999. Mr. Lennox also held many positions with Monsanto Company beginning in 1978, including President and Chief Executive Officer of Monsanto Company (Canada) Inc. from 1991-1997. Mr. Lennox currently serves on the board of directors and audit committee of KBSH Capital Management Inc., on the board of directors of Hemosol Inc. and as the Chairman of the Board and on the audit committee of MDS Proteomics. In the past he served on various boards of directors, including as the Chairman of the Board of Drug Royalty Corporation Inc. from 1996 to 2002, as a director of GenSci Regeneration Sciences Inc. and Marsulex Inc. from 1997 to 2001, as a director of the Mississauga Hospital and as the Chairman of the Board of the Mississauga

Hospital Foundation from 1994 to 1995. Mr. Lennox attended the Columbia University School of Business and received his Masters of Business and HSBc. in Physiology and Pharmacology from the University of Western Ontario.

        STEVEN C. MENDELL has served as one of our directors since December 1996. Mr. Mendell has been President and Chief Executive Officer of LMA North America Inc. and LMA International N.V., leaders in the marketing and sale of devices for anesthesia and airway management, since June 1999 and December 2000, respectively. From February 1998 to June 1999, Mr. Mendell served as Chairman and President of Selective Genetics, Inc. From April 1993 to July 1998, he was President and Chief Executive Officer of Prizm Pharmaceuticals, Inc., a private company engaged in the development of gene therapy products for tissue regeneration and repair which became Selective Genetics, Inc. through a merger. From 1986 to April 1992 Mr. Mendell was Chief Executive Officer and Chairman of Xoma Corporation, a biopharmaceutical company. He has served on the Xoma board of directors since 1984, and also serves on its audit committee. Mr. Mendell previously served as a director of Ciblex Corporation, a private company engaged in the development of small molecules to block the release of disease-causing proteins. His other prior experience includes senior domestic and international positions with Becton Dickinson and Co., a public medical supply and device company. Mr. Mendell graduated from the University of California, Santa Barbara, is a member of the Foundation Board of Directors, and received a graduate degree from the American Graduate School of International Management.

        MARGOT NORTHEY, M.A., PH.D. joined the Stressgen board of directors in June 2002. Dr. Northey was a professor and the dean of Queen's School of Business, Queen's University in Kingston, Ontario, from September 1995 to June 2002. She is also the author of several best-selling books on communications. Dr. Northey currently serves on diverse corporate boards, including the boards of public companies Laurentian Bank of Canada, B2B Trust, Aliant Inc., Nexfor Inc. and Alliance Atlantis, and privately held Wawanesa Insurance. She is a graduate of University of Toronto, with a M.A. and Ph.D. from York University.

        JAY M. SHORT, PH.D. has served as one of our directors since March 1994. Dr. Short has been President, Chief Executive Officer, Chief Technology Officer, and a director for Diversa Corporation, a biotechnology company, since September 1994. Since February 1995 Dr. Short has also served as a director for Invitrogen Corporation, a biotechnology company. He previously served at biotechnology companies Stratacyte, Inc., as President and Strategene Cloning Systems from September 1985 to September 1994 as Vice President of Research and Development and Operations. Dr. Short received a Ph.D. in biochemistry from Case Western Reserve University and his B.A. in chemistry from Taylor University.

        DANIEL L. KORPOLINSKI has served as our President and Chief Executive Officer, U.S. Operations, since March 2000, and as one of our directors and our President and Chief Executive Officer since May 2000. Mr. Korpolinski was President and CEO of Copley Pharmaceutical Inc., a generic pharmaceutical company, from September 1998 until the company was acquired by Teva Pharmaceutical Industries Ltd. in September 1999. He was also a director of Copley from August 1998 until its acquisition. Mr. Korpolinski served as President and Chief Executive Officer of Prodromics On Line, a software company, from June 1997 until August 1998. Between 1991 and 1996 Mr. Korpolinski served as the President and Chief Executive Officer of CoCensys Inc., a biotechnology company specializing in the development of therapeutics for the central nervous system. From 1988 to 1991, Mr. Korpolinski was President of Adria Laboratories North America, an oncology company. Mr. Korpolinski started his career in the pharmaceutical industry with the Upjohn Company, where he spent 24 years, ultimately in the capacity as an Executive Director of several pharmaceutical business groups. He received his B.S. from Niagra University in New York.

        HOWARD T. HOLDEN, PH.D. has served as Vice President, Regulatory Affairs and Compliance since July 1, 2002. He served as Vice President, Regulatory Affairs and Compliance with Ligand

Pharmaceuticals from September 1992 until he joined Stressgen. Prior to his employment with Ligand, Dr. Holden was Senior Director, Worldwide Regulatory Affairs at Parke-Davis Pharmaceutical Research Division of the Warner-Lambert Company (now Pfizer, Inc.). Dr. Holden also spent 14 years at the National Cancer Institute as Section Head/Senior Investigator in the Cancer Therapy Evaluation Program and the Biological Response Modifiers Program. He received a Ph.D. in microbiology from the University of Miami and a B.A. in zoology from Drew University.

        JOHN R. NEEFE, M.D. became our Senior Vice President Clinical Research in mid-2002, after serving as our Vice-President, Clinical Research and Regulatory Affairs starting in December 1998. Prior to joining Stressgen in 1998 Dr. Neefe served as Vice President, Clinical Oncology and International Director of Clinical Oncology at Sanofi Research Division, Sanofi Pharmaceuticals from mid-1995 to December 1998. From 1993 until its acquisition by Sanofi in 1995, Dr. Neefe was Senior Director of Sterling-Winthrop, leading the company's clinical oncology drug development unit. Dr. Neefe has also held a position as director of Clinical Research at Centocor, has attained academic appointments at the University of Kentucky and at Georgetown University and held a research position at the National Cancer Institute. Dr. Neefe received his B.A. from Harvard University and his M.D. from the University of Pennsylvania School of Medicine.

        MARVIN I. SIEGEL, PH.D. has served as our Executive Vice President, Research & Development since March 1997. Dr. Siegel was a director of Delta Pharmaceuticals, Inc., a Chapel Hill, North Carolina pharmaceutical company between 1997 and 1999. From February 1995 to February 1997, Dr. Siegel was Vice President in charge of science and research and development, Terrapin Technologies Inc., a South San Francisco, California private company specializing in drugs for allergy, oncology and diabetes, which is now a public company known as Telik Inc. Dr. Siegel was a senior executive with Schering-Plough Research Institute in Kenilworth, N.J., from May 1982 to February 1994 where he was responsible for biological research in immunology and allergy. From August 1975 to May 1982 Dr. Siegel was a research scientist at Burroughs Wellcome Company in Research Triangle Park, NC. He has attained academic appointments at Rutgers University and at the School of Medicine of the University of North Carolina at Chapel Hill. Dr. Siegel received his B.S. from Lafayette College, his M.A. from Columbia University and his Ph.D. from The Johns Hopkins University School of Medicine in 1973. He is a Fellow of the American Academy of Asthma, Allergy and Immunology and of the American Institute of Chemists.

        DONALD D. TARTRE has served as our Vice President and Chief Financial Officer since March 2001. Mr. Tartre previously served as Vice President, Finance and Planning and Corporate Controller with Agouron Pharmaceuticals, Inc., formerly a public biotechnology company engaged in the discovery, development and marketing of pharmaceutical products that became a subsidiary of Pfizer Inc. in 2000, from June 1997to March 2001. He served as Controller of Gen-Probe Incorporated, a bioscience company in the medical diagnostics industry from February 1990 to June 1997. Before entering the pharmaceutical/biotechnology industry, Mr. Tartre provided accounting, audit and consulting services to publicly traded healthcare and technology companies while serving with Ernst & Young for seven years. Mr. Tartre is a Certified Public Accountant and a Certified Management Accountant, and received a B.S. in business administration from the University of Southern California.

        Each officer serves at the discretion of our Board of Directors. Our Articles permit the authorized number of directors to range from three to fifteen directors. We currently have nine directors and no vacancies.

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

        The Audit Committee meets with our financial management and the independent auditors to review and inquire into matters affecting financial reporting matters, the system of internal accounting and financial controls and procedures and audit procedures and plans. This Committee also makes recommendations to our Board of Directors regarding the appointment of independent auditors. In addition, the Audit Committee reviews and recommends for approval to our Board of Directors our annual financial statements, annual report and certain other documents regulatory authorities require. The Audit Committee is also responsible for approving the policies under which our financial management may invest the funds in excess of those required for current operations. In 2002, the Audit Committee met five times. The current members of the committee are Kenneth Galbraith, Elizabeth Greetham, Ian Lennox and Steven Mendell, none of whom is one of our current or former officers.

        The Governance Committee is responsible for identifying, evaluating and recommending nominees for our Board of Directors and reviewing incumbent directors for re-election to our Board of Directors. Incumbent and potential new directors are evaluated by this Committee with the objective of obtaining a balanced mix of Board members with the experience and expertise to ensure that our Board of Directors is composed of individuals who will best serve our interests and assist management in reaching our strategic goals. This committee met once in 2002. The current members of the Governance Committee are William Cochrane, Ian Lennox and Steven Mendell.

        The Compensation Committee is responsible for establishing and monitoring our long range plans and programs for attracting, training, developing and motivating employees. This Committee reviews recommendations for the appointment of persons to senior executive positions, considers terms of employment, including succession planning and matters of compensation and recommends awards of over 20,000 shares to one individual under our 2001 Equity Incentive Plan. In 2002, this committee met three times. The current members of the committee are Joann Data, William Cochrane, Margot Northey and Jay Short.

Compensation Committee Interlocks and Insider Participation

        Prior to the Annual General Meeting, Richard Glickman, our former Chief Executive Officer, served as one of three Compensation Committee members. He also had an independent contractor agreement with Stressgen until July 31, 2002, however, he did not receive any cash compensation under this agreement in 2002. Our former director Richard A. Young, Ph.D., a biology professor at the Massachusetts Institute of Technology and Member of the Whitehead Institute, has a scientific advisory agreement with Stressgen. In 2002 he received $50,000 under this agreement.

Item 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

        We hold annual elections for the members of the Board of Directors. Each of our non-employee directors is entitled to receive $10,000 and an option to acquire 15,000 shares for such person's service as a director, other than the Chairman of the Board, who is entitled to receive $25,000 and an option to acquire 25,000 shares annually. Option grants are made annually after the annual general meeting of shareholders. In addition, the head of our Audit Committee receives $5,000, and the heads of our Compensation and Governance Committees receive $2,500 annually. Each director receives $1,000 for board or committee meetings attended in person, or $500 for meetings attended by teleconference. We also reimburse directors for expenses incurred on our behalf, including expenses associated with attendance at meetings of our Board of Directors.

Compensation of the Chief Executive Officer

        Mr. Korpolinski's base salary of U.S. $380,000 in 2002 was determined based on an evaluation of the salaries of Chief Executive Officers of comparable companies and Mr. Korpolinski's experience, in accordance with the policies noted above. His bonuses of U.S. $128,625 in January 2002 relating to his performance from March 2001 to December 31, 2001 and of $136,800 in February 2003 relating to his performance for calendar 2002 were determined based upon an evaluation of his performance against criteria established after his first twelve months as an employee by the Compensation Committee, including the company's level of operations, development of HspE7, increased biochemical sales, and operations within budget.

Compensation of Executive Officers

        The following table sets forth, in U.S. dollars, all compensation awarded or paid to and earned by, our Chief Executive Officer during the fiscal years ended December 31, 2002, 2001 and 2000 as well as our four most highly compensated executive officers for services rendered during the years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table, in U.S. Dollars

		Annual compensation						Long term compensation
Name and Principal Position	Year	Salary	Bonus		Other Compensation			Securities Underlying Options
Daniel L. Korpolinski President and Chief Executive Officer(1)	2002 2001 2000	$380,000 364,583 277,083	$128,625 140,000 —	(2)		$143,832 125,131 70,607	(3) (3) (3)	100,000 — 1,000,000	(4)
John R. Neefe, M.D. Senior Vice President, Clinical Research	2002 2001 2000	$286,000 275,000 253,472	$68,750 62,500 20,000	(8)		— — —		50,000 50,000 —	(9)
Marvin I. Siegel, Ph.D. Executive Vice President, Research and Development	2002 2001 2000	$261,500 251,450 235,000	$50,290 58,750 44,625			$2,078 — —	(10)	30,000 50,000 45,000	(11)
Donald D. Tartre Vice President and Chief Financial Officer(12)	2002 2001	$232,500 185,795	$46,875 35,000	(13)	$	— —		40,000 200,000	(14)
Howard T. Holden, Ph.D.(5) Vice President, Regulatory Affairs and Compliance	2002	$132,500	$30,000	(6)		—		100,000	(7)

(1)
Mr. Korpolinski commenced employment on March 13, 2000.

(2)
Amount represents a bonus granted in January 2002, which related to Mr. Korpolinski's performance from March 14 2001 to December 31, 2001, but excludes a $136,800 bonus granted in February 2003, which related to Mr. Korpolinski's performance from January 1, 2002 through December 31, 2002.

(3)
Amount includes medical premiums, life insurance premiums, housing and automobile costs, and amounts paid under Mr. Korpolinski's contract to compensate for the differential between the Canadian and U.S. effective tax rates.

(4)
Amount excludes 150,000 options granted in February 2003 relating to Mr. Korpolinski's 2002 performance.

(5)
Dr. Holden commenced employment on July 1, 2002.

(6)
Amount includes a signing bonus but excludes a $33,125 bonus granted in February 2003 relating to Dr. Holden's performance from July 1, 2002 through December 31, 2002.

(7)
Amount includes 100,000 sign-on options but excludes 30,000 options granted in February 2003 relating to Dr. Holden's 2002 performance.

(8)
Amount excludes a $60,000 bonus granted in February 2003 relating to Dr. Neefe's performance from January 1, 2002 through December 31, 2002.

(9)
Amount excludes 50,000 options granted in February 2003 relating to Dr. Neefe's 2002 performance.

(10)
Amount includes long-term disability premiums.

(11)
Amount excludes 30,000 options granted in February 2003 relating to Dr. Siegel's 2002 performance.

(12)
Mr. Tartre commenced employment on March 5, 2001.

(13)
Amount excludes a $50,000 bonus granted in February 2003 relating to Mr. Tartre's performance from January 1, 2002 through December 31, 2002.

(14)
Amount excludes 50,000 options granted in February 2003 relating to Mr. Tartre's 2002 performance

Stock Option Grants And Exercises In Last Fiscal Year

        We grant options to our executive officers to purchase our common stock under our 2001 Equity Incentive Plan. Once the 2001 Plan was approved by our shareholders we ceased to grant options under our 1996 Share Incentive Plan. As of December 31, 2002, options to purchase a total of 2,114,833 shares were issued and outstanding under the 2001 Plan and 2,189,730 shares were outstanding under the 1996 Plan. Options to purchase 1,385,167 shares remained available for grant under the 2001 Plan. The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2002 to our executive officers named in the summary compensation table:

	Individual Grants
						Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (Cdn. $)(2)
			% of Total Options Granted to Employees in Fiscal Year (%)(1)
	Shares Underlying Options Granted (#)			Exercise Price Per Share (Cdn. $)
Name					Expiration Date
						5%	10%
Howard T. Holden, Ph.D.	100,000	(2)	9%	$3.75	6/30/2012	$235,835	$597,653
Daniel Korpolinski	100,000	(1)	9%	5.21	1/10/2012	327,654	830,340
John Neefe, M.D.	50,000	(1)	5%	5.21	1/10/2012	163,827	415,170
Donald D. Tartre	40,000	(1)	4%	5.21	1/10/2012	131,062	332,136
Marvin I. Siegel, Ph.D.	30,000	(1)	3%	5.21	1/10/2012	98,296	249,102

(1)
Such options vest 1/36th per month over a 36 month period on the monthly anniversary of the vesting commencement date.

(2)
Such options vest 1/4th on July 1, 2003, then 1/48th per month over the following 36 months

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

        The following table sets forth certain information as of December 31, 2002, regarding options held by our executive officers named in the summary compensation table. There were no stock appreciation rights outstanding on December 31, 2002.

			Number of Shares Underlying Unexercised Options at FY-End (#)
					Value of Unexercised In-The-Money Options as of FY-End (Cdn. $)
Name	Shares Acquired on Exercise	Aggregate Value Realized (Cdn. $)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel L. Korpolinski	—	$—	733,860	366,320	$—	$—
John R. Neefe, M.D.	10,000	$16,500	151,666	50,001	$93,501	—
Marvin I. Siegel, Ph.D.	175,000	$530,250	88,888	36,112	—	—
Donald D. Tartre	—	—	99,721	140,279	—	—
Howard T. Holden, Ph.D.	—	—	—	100,000	—	—

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        Our President and Chief Executive Officer, Daniel L. Korpolinski, is employed under an employment agreement dated March 8, 2000. In addition to his 2002 base salary of U.S. $380,000, the agreement specifies that Mr. Korpolinski is eligible to receive additional incentive compensation of up to 40% of his base salary in any 12 month fiscal year if he meets individual objectives established annually by the board of directors. In the event that Mr. Korpolinski is terminated without just cause, he is entitled to severance payments equal to 12 months' base salary. Mr. Korpolinski is also entitled to severance payments equal to 12 months' base salary in the event that, within 12 months after an acquisition of more than 50% of our issued voting shares, Mr. Korpolinski is terminated or experiences a change in his title or responsibilities. Within 6 months after such a change in control, if Mr. Korpolinski terminates the employment agreement, he is entitled to severance payments equal to 12 months' of his current base salary. Mr. Korpolinski's stock option agreement under the 2001 Plan provides that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within twenty-four (24) months after a specified change in control. Stock options granted under the 1996 Plan become fully exercisable after a specified change in control. Stressgen rents a condominium in San Diego for Mr. Korpolinski for U.S. $2,600 per month and reimburses him U.S. $5,000 per year for supplemental life insurance, together with income taxes on such amounts.

        Dr. Howard Holden, our Vice President, Regulatory Affairs and Compliance, is employed under an agreement dated May 8, 2002. In 2002, Dr. Holden received a one-time sign-on bonus of U.S. $30,000 and a base salary of U.S. $265,000 under this agreement. He also is eligible for a bonus of up to 25% of his base salary, depending upon the achievement of corporate goals and the measure of his individual performance. In the event that Dr. Holden is terminated without cause, he is entitled to 6 months of severance payments. Dr. Holden is also entitled to 12 months of severance payments in the event of termination or significant change in title or responsibilities within 12 months after a specified change in control. Dr. Holden's stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.

        Our Senior Vice President, Clinical Research, John R. Neefe, M.D., is employed under an employment agreement dated December 14, 1998, as amended on December 16, 1999. In 2002 Dr. Neefe's base salary was U.S. $286,000 under this agreement; he also is eligible for a bonus of up to

20% of his base salary based on performance. In order to terminate Dr. Neefe's employment for other than just cause, we must provide Dr. Neefe with 12 month' prior notice. Dr. Neefe is also entitled to severance payments equal to his last two years' compensation in the event of termination within 12 months' after a change in ownership of our common stock within any 3 month period of at least 50% which results in a change in the majority of the members of our Board. Dr. Neefe's stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control. Stock options granted under the 1996 Plan become fully exercisable after a specified change in control.

        Marvin I. Siegel, Ph.D., our Executive Vice President, Research and Development, is employed under an employment agreement dated February 5, 1997, as amended on January 11, 1999. In 2002 Dr. Siegel's base salary was U.S. $261,500 under this agreement; he also is eligible for a bonus based on exemplary service and supplemental disability insurance. In the event that Dr. Siegel is terminated without cause, he is entitled to 12 months notice or severance payments. Dr. Siegel is also entitled to severance payments equal to 24 months base salary in the event of termination within 12 months after an acquisition of more than 50% of our outstanding shares as a result of which a majority of the members of our Board change within 3 months. Dr. Siegel's stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control. Stock options granted under the 1996 Plan become fully exercisable after a specified change in control.

        Our Vice President and Chief Financial Officer, Donald D. Tartre, is employed under an employment agreement dated March 5, 2001. In 2001 Mr. Tartre's base salary was U.S. $232,500 under this agreement; he is also eligible for a bonus of up to 25% of his base salary based upon pre-established objectives and exemplary performance. In the event that Mr. Tartre is terminated without cause, he is entitled to 9 months notice or severance payments. Mr. Tartre is also entitled to severance payments equal to 9 months base salary in the event of a termination or constructive termination within two years after a change in control. Mr. Tartre's stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of January 31, 2003 with respect to (i) each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) our Chief Executive Officer and our other executive officers and (iv) all of our directors and executive officers as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

Beneficial Owner of Common Stock(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)(3)		Percent of Class of Common Stock(2)
Roche Finance Ltd. Grenzacherstrasse 124, CH-4070 Basel, Switzerland	4,392,436	(4)	7.3%
FMR Corp. 82 Devonshire Street Boston, MA 02109	4,481,070	(5)	7.4%
RBC Global Investment Management, Inc. Royal Trust Tower TD Centre Suite 3800 P.O. Box 121 Toronto, ON M5K 1H4 Canada	7,169,700		11.9%
William A. Cochrane, M.D.	210,000	(6)	*
Joann L. Data, M.D., Ph.D.	34,166		*
Ian Lennox	18,333		*
Kenneth Galbraith	85,000	(7)	*
Elizabeth Greetham	15,000		*
Steven C. Mendell	100,000		*
Margot Northey	16,666		*
Jay M. Short, Ph.D.	102,000		*
Daniel L. Korpolinski	802,388		1.3%
John R. Neefe, M.D.	169,332		*
Marvin I. Siegel, Ph.D	112,554		*
Donald D. Tartre	115,554		*
All Directors and Executive Officers as a Group (13 persons)	1,780,993		3.0%

*
Less than one percent

(1)
This table is based upon information known to Stressgen or supplied by its officers, directors and principal shareholders. Except as shown otherwise in the table, the address of each person listed is in the care of Stressgen Biotechnologies, Inc., 10241 Wateridge Circle, Suite C200, San Diego, California 92121.

(2)
Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable within 60 days of January 31, 2003 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(3)
In the case of the individuals listed below, the number of shares beneficially owned includes a specified number of shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2003: Dr. Cochrane (150,000 shares); Dr. Data (34,166 shares); Mr. Lennox (18,333); Mr. Galbraith (70,000 shares); Ms. Greetham (15,000); Mr. Mendell (100,000 shares); Ms. Northey (16,666); Dr. Short (100,000 shares); Mr. Korpolinski (801,388 shares); Dr. Neefe (159,999 shares); Dr. Siegel (95,554 shares); and Mr. Tartre (115,554 shares). Percentage of beneficial ownership is based upon 60,243,989 shares of our common stock deemed outstanding as of January 31, 2003.

(4)
Includes 2,036,436 common shares and a maximum of 2,356,000 common shares issuable upon the exercise of two warrants, which Roche Finance Ltd. may exercise in its discretion through June 28, 2007, subject to Stressgen's right to require exercise in specified circumstances. The actual number of shares issuable upon exercise of the warrants will vary between 2,036,435 and 2,356,000, depending upon the market value of the common shares at the time of exercise.

(5)
Represents holdings by FMR Corp. and its directly and indirectly owned subsidiaries, in the context of passive investment activities only, for the investment accounts they manage on a discretionary basis.

(6)
Dr. Cochrane disclaims beneficial ownership of 60,000 shares and options to acquire 150,000 shares of common stock, which are held by W.A. Cochrane & Associates Inc., except to the extent of his pecuniary interest therein.

(7)
Mr. Galbraith disclaims beneficial ownership of 15,000 shares of common stock, which are held by Mrs. Shelley Galbraith on behalf of two minor children.

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

Item 14. CONTROLS AND PROCEDURES

        (a)  Based on their evaluation conducted within 90 days of filing this report on Form 10-K, our chief financial officer and chief executive officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to Stressgen and its consolidated subsidiaries.

        (b)  There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)
Financial Statements

  Our financial statements are included herein as required under Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

        Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3)
Exhibits

Exhibit No.	Description
3.9*	Articles of Continuance of the Company
3.10*	By-Laws of the Company
4.4*	Form of Stock Certificate
10.1**	License Agreement dated November 29, 1992 among Whitehead Institute for Biomedical Research, MIT and the Company, as amended
10.2**	Lease for the Company's offices in Victoria, British Columbia
10.3**	Employment Agreement dated March 8, 2000 between the Company and Daniel Korpolinski
10.10**	1996 Share Incentive Plan
10.12***	2001 Equity Incentive Plan
10.13+	Articles of Continuance of the Company
10.14++	HspE7 Collaboration Agreement dated June 21, 2002 among the Company, Stressgen Development Corporation, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.
21.3	List of Subsidiaries
23.1	Independent Auditors' Consent

24.1	Power of Attorney (Included on the signature page of this Annual Report on Form 10-K)
99.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

**
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 2, 2001

***
Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, as filed with the Commission on May 30, 2001

+
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 19, 2002

++
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 7, 2001. The Company has applied for confidential treatment with respect to portions of this document.

        (b)  Reports on Form 8-K

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRESSGEN BIOTECHNOLOGIES CORPORATION

Date: February 10, 2003	BY:	/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ DANIEL L. KORPOLINSKI Daniel L. Korpolinski	Chief Executive Officer, President and Director (Principal Executive Officer)	February 10, 2003
/s/ DONALD D. TARTRE Donald D. Tartre	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2003
/s/ WILLIAM A. COCHRANE William A. Cochrane, M.D.	Director, Chairman of the Board	February 10, 2003
/s/ JOANN L. DATA Joann L. Data, M.D., Ph.D.	Director	February 10, 2003
/s/ KENNETH GALBRAITH Kenneth Galbraith	Director	February 10, 2003
/s/ ELIZABETH GREETHAM Elizabeth Greetham	Director	February 10, 2003
/s/ IAN LENNOX Ian Lennox	Director	February 10, 2003
/s/ STEVEN C. MENDELL Steven C. Mendell	Director	February 10, 2003
/s/ MARGOT NORTHEY Margot Northey	Director	February 10, 2003
/s/ JAY SHORT Jay Short	Director	February 10, 2003

CERTIFICATION

I, Donald D. Tartre, certify that:

        1.    I have reviewed this annual report on Form 10-K of Stressgen Biotechnologies Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 10, 2003	/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer

        I, Daniel L. Korpolinski, certify that:

        1.    I have reviewed this annual report on Form 10-K of Stressgen Biotechnologies Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 10, 2003	/s/ DANIEL L. KORPOLINSKI Daniel L. Korpolinski President and Chief Executive Officer

        Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

        Stressgen management intends to furnish a 2002 annual report and a proxy circular to its shareholders on or about April 5, 2003.

/s/ DONALD D. TARTRE Donald D. Tartre Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I FORWARD-LOOKING STATEMENTS
  Item 1. BUSINESS
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
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT
INDEPENDENT AUDITORS' REPORT
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED BALANCE SHEET (Canadian dollars in thousands, except share amounts)
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS (Canadian dollars in thousands, except per share amounts)
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Canadian dollars in thousands)
STRESSGEN BIOTECHNOLOGIES CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Canadian dollars in thousands, except share data)
STRESSGEN BIOTECHNOLOGIES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Canadian dollars)
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
Stock Option Grants And Exercises In Last Fiscal Year
Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION