Form 10-Q
period 2003-03-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2003-05-05
CIK 1064990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State of incorporation)	(IRS Employer Identification No.)

350-4243 Glanford Avenue Victoria, British Columbia V8Z 4B9 Parent of Stressgen Biotechnologies, Inc. 10241 Wateridge Circle, Suite C200 San Diego, CA	92121
(Address of principal executive offices)	(zip code)

(250) 744-2811 (858) 202-4900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of May 5, 2003, the registrant had approximately 61,658,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,966	$31,202
Short-term investments	36,428	14,811
Accounts receivable, net	5,556	4,279
Inventories	842	838
Other current assets	575	518

Total current assets	46,367	51,648

Capital assets	2,585	2,746
Deferred expenses, net of current portion	359	421
	$49,311	$54,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,324	$8,833
Current portion of deferred revenue	1,037	1,115
Current portion of capital lease obligations	319	318

Total current liabilities	7,680	10,266

Long-term liabilities:
Deferred revenue, net of current portion	2,850	3,344
Capital lease obligations, net of current portion	181	262

Total long-term liabilities	3,031	3,606

Total liabilities	10,711	13,872

Stockholders’ equity:
Common shares and other equity – no par value; unlimited shares authorized, 60,243,989 and 60,209,989 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	175,447	175,384
Deferred stock compensation	(341)	(392)
Accumulated deficit	(136,506)	(134,049)
Total stockholders’ equity	38,600	40,943
	$49,311	$54,815

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002

Revenue:
Collaborative R&D revenue	$5,221	$—
Bioreagent sales	1,419	1,405
Total revenue	6,640	1,405

Operating expenses:
Research and development	6,493	9,283
Selling, general and administrative	2,290	2,295
Cost of bioreagent sales	365	396
	9,148	11,974

Operating loss	(2,508)	(10,569)

Other income (expenses):
Interest and other income, net	62	110
Interest expense	(11)	(21)
	51	89

Net loss	(2,457)	(10,480)

Accumulated deficit, beginning of period	(134,049)	(105,247)
Accumulated deficit, end of period	$(136,506)	$(115,727)

Basic and diluted loss per common share	$(0.04)	$(0.18)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	60,238	57,634

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(2,457)	$(10,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital assets	173	190
Amortization of deferred stock compensation	55	55
Unrealized foreign exchange loss	330	36
Loss on market value of investments	37	385
Changes in operating assets and liabilities	(4,357)	2,194
Net cash used in operating activities	(6,219)	(7,620)

Cash flows from investing activities:
Purchase of short-term investments	(22,424)	(40,025)
Sales and maturities of short-term investments	598	29,862
Purchase of capital assets	(12)	(124)
Net cash used in investing activities	(21,838)	(10,287)

Cash flows from financing activities:
Proceeds on issue of common shares	59	394
Repayment of borrowings	(80)	(125)
Net cash (used in) provided by financing activities	(21)	269

Effect of exchange rate changes on cash and cash equivalents	(158)	15

Decrease in cash and cash equivalents	(28,236)	(17,623)
Cash and cash equivalents, beginning of period	31,202	33,338
Cash and cash equivalents, end of period	$2,966	$15,715

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements

(Canadian dollars)

1.                                  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Stressgen Biotechnologies Corporation (with its subsidiaries, “Stressgen” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. Its lead product is HspE7, which targets a broad spectrum of human papillomavirus (“HPV”) related diseases.  The Company has also initiated research studies to evaluate stress protein (also known as heat shock protein) fusions, made through its proprietary CoValTM technology, for the treatment of hepatitis B, hepatitis C and herpes simplex.  Further, Stressgen has an internationally recognized research product supply business with sales to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

Basis of presentation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Financial statements and estimates

The information at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 has been prepared by the Company and has not been audited.  The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles (“Canadian GAAP”), and conform in all material respects with accounting principles generally accepted in the United States of America (“U.S. GAAP”), except as discussed in Note 5.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2002 Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations.  Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements.  Significant estimates are used for, but not limited to, reporting revenue recognition, clinical trial costs, stock based compensation, and the allocation of indirect costs.  Actual results could differ from such estimates.

Foreign currency translation

The Company uses the Canadian dollar as its consolidated functional currency.  Monetary assets and liabilities that are denominated in U.S. dollars are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date.  Non-monetary assets and liabilities are translated at historical exchange rates.  Revenue and expenses are translated at the average rate of exchange for the period of such transactions.  Foreign exchange losses of $141,000 and gains of $119,000 are included in other income for the three month periods ended March 31, 2003 and 2002, respectively.

Revenue recognition

Revenue from product sales is recognized upon delivery to customers when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured.  Revenue also includes amounts charged for shipping and handling costs.

Revenue from collaborative research and development (“R&D”) arrangements may include multiple elements within a single contract.  The Company’s accounting policy complies with the revenue determination requirements set forth in EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  Payments received under collaborative arrangements may include the following:  non-refundable fees at inception of contract for technology rights; funding for services performed; milestone payments for specific achievements; and payments based upon resulting sales of products.

The Company recognizes collaborative research and development revenues as services are performed consistent with the performance requirements of the contract.  Revenue from non-refundable contract fees where the Company has continuing involvement through research and development collaborations or other contractual obligations, less the fair market value of any related warrants, is recognized ratably over the development period or the period for which Stressgen continues to have a performance obligation.  The period of development is evaluated on a regular basis.  Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the agreement, provided payment is proportionate to the effort expended.  Payments received in advance of performance or delivery are recorded as deferred revenue.

Clinical trial accruals

The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods.  The Company recognizes clinical trial costs in three distinct phases:  the start-up phase, the patient accrual phase, and the close-out phase.  The total estimated trial cost is divided into these three phases based on the tasks involved in conducting the trial.  Upon start of the trial, the start-up portion of the trial contract is accrued.  As patients enter the trial, the patient accrual cost is ratably recognized.  Once the study is complete and analysis of the patient data has been initiated, the close-out portion of the trial is recognized.

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

The Company’s accounting methods for stock-based compensation plans also materially follow the guidance under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company has two stock-based compensation plans, which are described in Note 3.  New option grants are made with an exercise price equal to the fair market value of the underlying common stock.  No compensation expense is recognized for options granted at fair market value under the plan when stock options are issued to directors and employees.  Deferred stock compensation charges arise where stock options are granted at exercise prices less than the fair value of the underlying stock and are amortized to expense over the vesting period of the option.  Any consideration paid by directors, employees and others on exercise of stock options is credited to share capital.

The following table summarizes the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the three months ended March 31,
(in thousands, except per share amounts)	2003	2002
	(unaudited)
Net loss under Canadian GAAP	$(2,457)	$(10,480)

Net loss under U.S. GAAP (See Note 5 for reconciliation to Canadian GAAP)	$(2,248)	$(10,044)

Employee stock compensation included in net loss under Canadian and U.S. GAAP	55	55

Stock-based employee compensation expense under the fair value method	(557)	(930)

Pro forma net loss under Canadian GAAP	$(2,959)	$(11,355)

Pro forma net loss under U.S. GAAP	$(2,750)	$(10,919)

Pro forma basic loss per common share under Canadian GAAP	$(0.05)	$(0.20)

Pro forma basic loss per common share under U.S. GAAP	$(0.05)	$(0.19)

The weighted-average per-share fair values of the individual options granted during the three-month periods ended March 31, 2003 and 2002 were $0.93 and $2.50, respectively.  The fair values of the options were determined using a Black-Scholes option-pricing model with the following assumptions:

	For the three months ended March 31,
	2003	2002
	(unaudited)
Dividend yield	0%	0%
Volatility	74%	60%
Risk-free interest rate	2.5%	5.5%
Expected life	4 years	4 years

2.                                  COLLABORATIVE AGREEMENT

In June 2002, the Company entered into a collaboration agreement for the co-development and global commercialization of the Company’s innovative proprietary CoValTM fusion product candidate, HspE7, with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, “Roche”).  Under the terms of the agreement, Roche has the worldwide exclusive right to manufacture, market and sell the HspE7 product and the Company has the right to co-promote the product in the U.S. to certain physician specialties. The terms of the collaboration agreement provide for an initial equity investment, issuance of two warrants (see Note 3), and an upfront payment aggregating approximately $13,700,000.  Under the terms of the collaboration agreement, Roche could pay the Company up to an aggregate of $300,000,000 comprised of upfront license fees, development and commercial milestones, and equity investments. For the three months ended March 31, 2003, the Company recognized collaborative R&D revenue of $5,221,000, including approximately $2,200,000 related to a development milestone earned as of March 31, 2003. Further, in April 2003, Roche made a $4,600,000 equity investment (see Note 3) in the Company upon exercising the first of two warrants previously issued.

3.                                      BALANCE SHEET DETAILS

Upon receiving the upfront payment from Roche in 2002, the Company recorded a $634,320 payable due to MIT/Whitehead and a related deferred expense.  The Company recognizes the expense over the development period.  At March 31, 2003 and December 31, 2002, the Company had a total of $489,767 and $561,778 of deferred expense related to this payment.

The following tables provide details of selected balance sheet items:

(In thousands)	March 31, 2003	December 31, 2002
	(unaudited)
Accounts receivable:
Collaborative receivable	$4,947	$3,790
Trade accounts receivable	647	527
Less: allowance for doubtful accounts	(38)	(38)
	$5,556	$4,279

Inventories:
Raw materials and work in progress, net	$478	$563
Finished goods, net	364	275
	$842	$838

Accounts payable and accrued liabilities:
Trade accounts payable	$2,673	$3,607
Clinical trial accruals	2,607	3,133
Accrued compensation and benefits	675	1,274
Royalty payable	220	634
Other accrued liabilities	149	185
	$6,324	$8,833

	March 31, 2003 (unaudited)			December 31, 2003
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Capital Assets:
Laboratory equipment	$2,315	$1,185	$1,130	$1,188
Equipment under capital lease	2,672	1,828	844	903
Computer equipment	804	471	333	355
Furniture and fixtures	313	171	142	149
Leasehold improvements	554	418	136	151
	$6,658	$4,073	$2,585	$2,746

Stockholders’ equity

In June 2002, the Company issued 2,036,436 common shares for $7,657,000 pursuant to the collaboration agreement with Roche (see Note 2).  The equity was issued at a per share price determined by the weighted average price of common shares of the Company during the ten business days prior to the Roche transaction.   The Company also issued two warrants to exercise between 2,036,435 and 2,356,000 additional common shares.  The Company allocated $1,264,000 as the fair value of the warrants, as determined by an independent valuation expert.  In the event the holder is obligated to exercise a warrant and the current per share price of common shares of the Company is less than initial per share exercise price of $3.76, then the per share exercise price will be amended to equal the greater of $3.25 or the then-current per share market price, and the number of common shares issuable pursuant to the terms of the warrant will be equal to the initial aggregate exercise price of such warrant divided by the amended per share exercise price.

Upon completion of certain milestones established in the agreement, the Company has the option to require Roche to exercise the warrants.  In April 2003, the Company provided notice for Roche to exercise one of the warrants and Roche subsequently purchased 1,413,600 common shares at $3.25, resulting in net proceeds of approximately $4,600,000 to the Company. An exercise of the second warrant would result in the future issuance of between 814,574 and 942,400 additional common shares, at an exercise price ranging from $3.76 to $3.25 per share, respectively.  Roche may exercise the second warrant until June 28, 2007.

In 1998, the Company issued Class B Warrants to purchase 4,000,000 common shares for $3.30 per share on or before June 11, 2003.  At the option of the holder, the Class B Warrants may be exercised through cashless exercise, which permits the warrant holder to deduct the strike price of the warrant from the market price of the common shares at the time of exercise, and to receive the difference in common shares valued at the market price at the time of exercise.  There were 3,231,145 Class B Warrants outstanding at March 31, 2003.

Stockholders’ equity at March 31, 2003 and December 31, 2002 includes $2,179,000 of contributed surplus.  At March 31, 2003 and December 31, 2002 there were 70,677,743 and 69,973,871 fully diluted common shares, respectively.

Employee share option plan

In 2001, the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the “2001 Plan”).  Between the date of grant and stockholder approval, the market price of the Company’s common stock increased resulting in deferred compensation of $807,000 associated with these options.  The deferred compensation is being amortized to expense over the vesting period of the granted options, which have been applied to the 2001 Plan.  The stockholders subsequently approved adoption of the 2001 Plan reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options.  Once the 2001 Plan was approved, the grants ceased to be considered out-of-plan.  At that time, the Company stopped granting options under its pre-existing 1996 Share Incentive

Plan.  At March 31, 2003, there were 588,485 options available for future grant under the 2001 Plan.

The following table summarizes information related to all stock options outstanding and exercisable, as of March 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.22 - $1.97	1,462,320	7.67	$1.69	672,388	$1.74
$ 2.30 - $2.85	53,500	8.61	$2.60	20,000	$2.68
$ 3.01 - $3.65	406,500	6.73	$2.68	197,831	$3.57
$ 4.10 - $5.85	1,507,515	8.18	$4.87	830,213	$4.86
$ 6.00 - $8.00	1,544,600	7.19	$6.19	1,272,138	$6.19
	4,974,435			2,992,570

At May 5, 2003 there were 4,976,935 options outstanding.

4.                                      SEGMENT INFORMATION

The Company manages its operations in two reportable segments, Biotechnology and Bioreagents.  Revenues are allocated to countries based on customer locations.

	Three months ended March 31,
(In thousands)	2003	2002
	(unaudited )
Bioreagents
Revenue:
U.S.	$908	$887
Canada	57	79
Other	454	439
	1,419	1,405
Expenses:
Research and development	319	238
Selling, general and administrative	488	346
Cost of bioreagent sales	365	396
	1,172	980
Operating income	$247	$425

Biotechnology
Collaborative R&D revenue	$5,221	$—

Expenses:
Research and development	6,174	9,045
Selling, general and administrative	1,802	1,949
	7,976	10,994
Operating loss	$(2,755)	$(10,994)

Totals
Revenue:
Collaborative R&D revenue	$5,221	$—
Bioreagent sales	1,419	1,405
Total revenue	6,640	1,405

Expenses:
Research and development	6,493	9,283
Selling, general and administrative	2,290	2,295
Cost of bioreagent sales	365	396
	9,148	11,974

Operating loss	$(2,508)	$(10,569)

The Company does not allocate interest and other income or interest on capital lease obligations to each segment.

5.                                      THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform in all material respects to U.S. GAAP.

Effect on the consolidated financial statements:

Balance Sheet

For all periods presented, there are no significant balance sheet differences under Canadian and U.S. GAAP.

Statement of Operations

	Three months ended March 31,
(In thousands, except per share amounts)	2003	2002
	(unaudited )
Net loss under Canadian GAAP	$(2,457)	$(10,480)

Reversal of unrealized foreign exchange loss on available-for-sale securities(a)	172	51
Reversal of write-down of short term investments(a)	37	385
	209	436

Net loss under U.S. GAAP	$(2,248)	$(10,044)

Basic loss per common share under Canadian GAAP	$(0.04)	$(0.18)

Basic loss per common share under U.S. GAAP	$(0.04)	$(0.17)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	60,238	57,634

Statement of Cash Flows

For all periods presented, there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

As disclosed in Note 11 to the financial statements in the Company’s December 31, 2002 Annual Report on Form 10-K, differences exist for the Company between Canadian and U.S. GAAP.

The following outlines the differences that affect the Company for the three month periods ended March 31, 2003 and 2002.

(a)                                  Under U.S. GAAP, Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its short-term securities as available-for-sale and, accordingly, has included the changes in net unrealized holding gains or losses on these securities in other comprehensive loss rather than in operations.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.  Comprehensive income is as follows:

	Three months ended March 31,
(In thousands, except per share amounts)	2003	2002
	(unaudited )
Net loss under U.S. GAAP:	$(2,248)	$(10,044)
Other comprehensive income
Adjustment to unrealized foreign exchange and market gains (losses) on available-for-sale investments	(209)	(436)
Comprehensive net loss under U.S. GAAP	$(2,457)	$(10,480)

Comprehensive loss per share under U.S. GAAP	$(0.04)	$(0.18)

6.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities are as follows:

	Three months ended March 31,
(In thousands)	2003	2002
	(unaudited)
Collaborative receivable	$(1,157)	$—
Trade receivables	(120)	(107)
Inventories	(4)	(60)
Other current assets	(57)	98
Deferred expenses, net of current portion	62	—
Accounts payable and accrued liabilities	(2,509)	2,263
Deferred revenue	(572)	—
	$(4,357)	$2,194
Supplemental disclosures of cash flows:
Interest paid	$11	$21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  The predictions described in these statements may not materialize if management’s current expectations regarding our future performance prove incorrect. Our results could also be affected by factors including, but not limited to, our reliance on collaborative partners and other risks described below under “Factors That Could Affect Future Performance.”  The forward-looking statements are based on currently available information; we disclaim any obligation to update them.

The following information should be read in conjunction with our March 31, 2003 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian generally accepted accounting principles or Canadian GAAP.  These principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP.  The differences, as they affect our consolidated financial statements, are described in Note 5 to our March 31, 2003 consolidated financial statements.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

Our activities are focused primarily on the research and development of a unique class of proteins, called stress proteins or heat shock proteins, to regulate the body’s own immune response to combat infectious diseases and cancer.  We believe that the use of stress proteins, genetically combined with various antigens derived from disease-causing organisms or cancer cells, can yield novel therapeutic products.

In June 2002, we entered into a strategic collaboration with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, “Roche”) for the development of HspE7.  Under terms of the agreement, we could receive up to an aggregate of $300,000,000 comprised of upfront license fees, development and commercial milestones, and equity investments.  In addition, we will receive sales-based payments at increasing rates upon commercialization of HspE7. We may further reduce product development risk in the future by seeking partners for additional product candidates.  Such collaborations could enable us to develop additional product candidates and exploit new applications for our technology, resulting in additional product opportunities.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At March 31, 2003, our accumulated deficit was $136,506,000.  Historically we have depended principally on equity financings to fund our business activities.  We intend to pursue additional equity financings to fund our business activities, markets permitting.

Liquidity and Capital Resources

Since inception we have relied principally on equity financings to fund our research and development programs, operations and capital expenditures, coupled with cash flows generated from our bioreagent business.  Through May 5, 2003, we have raised net equity proceeds of $180,047,000, principally through our public issuances of stock, the exercise of warrants and stock options issued since 1996 and, more recently, the issuance of stock and warrants to Roche in connection with the collaboration agreement.  We employ a financial performance measurement system designed to ensure our revenues and expenses are consistent with management’s operational objectives and budgetary constraints.  The variability of anticipated cash utilization is dependent upon several factors, including the timing and extent of clinical development of HspE7 to treat recurrent respiratory papillomatosis, or RRP.  We believe that our current capital resources, coupled with substantial funding from our partner Roche for the development of HspE7, is sufficient to fund our operations for the next two years.  Achievement of event-driven HspE7 development milestones would further extend our calendar to fund operations.  This belief is based on current research and clinical development plans, the current regulatory environment, historical industry experience in the development of therapeutics and general economic conditions.

At March 31, 2003, we had cash, cash equivalents and short-term investments of $39,394,000, a decrease of $6,619,000 from December 31, 2002.  Approximately 19% of cash, cash equivalents and short-term investments were held in U.S. dollars as of March 31, 2003.

In April 2003, we received two milestones from Roche: an equity investment of approximately $4,600,000 and a time-based development payment of approximately $2,200,000.  The $4,600,000 equity investment by Roche, consisting of 1,413,600 common shares at $3.25 per share, is from the exercise of the first of two warrants issued as part of the June 2002 collaboration agreement.  An exercise of the second warrant would result in an equity investment of approximately $3,000,000 resulting in the future issuance of between 814,574 and 942,400 additional common shares, at an exercise price ranging from $3.76 to 3.25 per share, respectively.  The second warrant may be exercised until June 2007.

During the three months ended March 31, 2003, capital expenditures totaled $12,000 compared with $124,000 for the same period in 2002.  Capital purchases in 2003 are consistent with management’s investment policy of limiting purchases to those required to preserve our current level of manufacturing and research capabilities.

We have a credit facility for $2,000,000 with a Canadian chartered bank.  At March 31, 2003 and December 31, 2002, $472,000 and $541,000, respectively were used and outstanding under this facility in the form of fixed rate capital leases.

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

Results of Operations

For the three months ended March 31, 2003, our net loss was $2,457,000 or $0.04 per common share.  This compares with a net loss of $10,480,000 or $0.18 for the same period in 2002.  The 75% improvement during the current quarter is due principally to collaborative R&D revenue totaling $5,221,000.

Collaborative R&D revenue

Collaborative R&D revenue was $5,221,000 for the three months ended March 31, 2003.  Collaborative R&D revenue includes $2,755,000 for development activities in support of Roche, a time-based development payment of approximately $2,200,000, and $266,000 from the amortization of up-front license fees in accordance with SAB No. 101, Revenue Recognition in Financial Statements.  Collaborative R&D revenue and associated expenses are expected to decrease substantially by the middle of 2003.

Bioreagent sales

The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors.  With an overall economic slowdown in North America, which has caused industry-wide demand for bioreagents to slow, our bioreagent sales have remained consistent at $1,419,000 and $1,405,000 for the three months ending March 31, 2003 and 2002, respectively.

Research and development

Research and development, or R&D, includes costs associated with clinical studies, product development, and ongoing exploratory research.  In order to optimize our financial flexibility, we employ clinical research organizations to conduct our clinical trials and engage contract manufacturers to assist us with our product development and manufacturing.

R&D spending decreased by approximately 30% to $6,493,000 for the three months ended March 31, 2003 compared with $9,283,000 for the same period in 2002.  The 2003 decrease reflects the cost shift of HspE7 manufacturing scale-up costs and other product development efforts to Roche.  Approximately 66% of our R&D spending related to efforts developing HspE7 during the quarter, while the remaining spending related to exploratory research, including our follow-on CoValTM fusion product candidates.

Selling, general and administrative expenses

Selling, general and administrative expense, or SG&A, includes executive management, business development, investor relations, legal support and general administrative activities.

Cost of bioreagent sales

The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 26% for the three months ended March 31, 2003, resulting in gross margins of 74% compared with 72% for the same period in 2002.

Interest and other income, net

Interest and other income, net decreased by 44% to $62,000 for the three months ended March 31, 2003 compared to the same period in the prior year.  The change is due principally to reduced interest income earned on investments resulting from reduced market interest rates and a lower investment portfolio balance.

Basic and diluted loss per share

The 75% improvement in net loss to $2,457,000, compared to $10,480,000 in 2002, was diluted by a 5% increase in the weighted average number of common shares outstanding, resulting in a basic and diluted loss per share of $0.04 and $0.18, for the three month periods ended March 31, 2003 and 2002, respectively.

Differences between Canadian and U.S. generally accepted accounting principles

Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP, our net loss would decrease by $209,000 for the three months ended March 31, 2003.  The principal differences under U.S. GAAP as opposed to Canadian GAAP for the current quarter were the reversal of a write-down of short-term investments of $37,000, coupled with a $172,000 reversal of unrealized foreign exchange loss on available-for-sale securities.

Basic net loss per common share under U.S. GAAP would have been $0.04 in the three months ended March 31, 2003, compared to $0.17 during the same period in the prior year.  Our current assets and stockholders’ equity under U.S. GAAP would have been the same as the $46,367,000 and $38,600,000 reported under Canadian GAAP at March 31, 2003.

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

Revenue recognition

Revenue from collaborative R&D arrangements may include multiple elements within a single contract.  Our accounting policy complies with the revenue determination requirements set forth in EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  Under the guidance of EITF-0021, we have estimated the fair value of deliverables in the Roche agreement using standard industry techniques.  Changes in the determination of fair values or performance periods relating to certain deliverables, and associated milestones, could impact the timing of future revenue streams.

Clinical trial accruals

The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods.  The Company recognizes clinical trial costs in three distinct phases:  start-up phase, patient accrual phase, and close-out phase.  Our expenses related to clinical trials vary based on patient availability, additional statistical analysis requirements, and decisions to extend the patient evaluation period.

Stock-based compensation

The Company has adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002, and has elected to recognize stock compensation expense in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  Refer to Note 1 of the accompanying financial statements for our pro forma financial results using the fair value method of accounting for stock based compensation.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Before investing in our common stock you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

We Are At an Early Stage of Development

Our biotechnology business is still at an early stage of development.  Significant additional research and development and clinical trials must be completed before our technology can be commercialized.  We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products.  We have undertaken only limited human clinical trials for some of our product candidates and we cannot assure you that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify undesirable side effects.  We cannot assure you that any of our products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be produced in commercial quantities at reasonable costs, be successfully marketed or be profitable enough that we will recoup the investment made in such product candidates.  None of our therapeutic product candidates are expected to be commercially available for several years.  There is no precedent for the successful commercialization of products based on our CoValTM fusion technology.  It is possible that we will not successfully develop any therapeutic products.

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

Patent litigation is becoming widespread in the biotechnology industry.  Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development.  We cannot assure you that our patents would be held valid or enforceable by a court or that competitor’s technology or product would be found to infringe our patents.  Our business could be materially affected by an adverse outcome to such litigation.  Similarly, we may participate in interference proceedings declared by the U.S. Patent and Trademark Office or equivalent international authorities to determine priority of invention.  We could incur substantial costs and devote significant management resources to defend our patent position or seek a declaration that the patents of others are invalid.

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

We have limited experience in conducting clinical trials.  We rely on corporate collaborators including Roche, academic institutions and clinical research organizations to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products.  In addition, the NCI is sponsoring some HspE7 clinical trials.  Since these trials depend on governmental participation and funding, we have less control over their timing and design.  Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for product release.  In addition, such delays could reduce investors’ confidence in our ability to develop products, likely causing our stock price to decrease.

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

If we, Roche or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approval applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency fluctuations through our operations in the U.S. since a substantial amount of our contract research and development spending is transacted in U.S. dollars. However, since approximately 95% of our bioreagent product sales are in U.S. dollars, there is partial matching of U.S. currency expenses and revenues.  We use the Canadian dollar as our measurement and functional currency.  As a result, we translate monetary assets and liabilities into Canadian dollars at the rate of exchange prevailing at our balance sheet date and include resulting exchange gains and losses in the other income line item.  We do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, but may do so in the future under certain conditions. A substantial amount of our receivables and payables are denominated in U.S. dollars. We record resulting exchange gains and losses in our statement of operations.

Our sales and contract research and development expenses are denominated in U.S. dollars and produce a price risk from exposure to fluctuations in the U.S. exchange rate.  We do not believe this will have a material impact on our results of operations in the foreseeable future.  We maintain cash equivalent and short-term investment portfolio holdings of various issuers, types, and maturity dates with large banks and investment banking institutions.  Typically, 75% of our investments are in government bonds rated AAA. We occasionally hold short-term investments beyond 120 days, and the market value of these investments during the investment term varies as a result of market interest rate fluctuations.

We maintain a non-trading investment portfolio.  Our market risk exposure is limited to interest rate risk and foreign exchange rate risk.  We computed a hypothetical change in interest rates by applying a 10% change to our average rate of return, resulting in a $81,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $81,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $81,000.  In addition, we computed a hypothetical change in foreign exchange rates by applying a 10% change to our year-end foreign exchange rate and then applied that rate to our average level of U.S. investments during the year, resulting in a $420,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $420,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $420,000. We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $39,394,000 in cash, cash equivalents and short-term investments as of March 31, 2003.

Item 4.  CONTROLS AND PROCEDURES

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

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

Exhibits

Exhibit No.	Description
99.1	Form of Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation

Date: May 5, 2003	/s/ DONALD D. TARTRE
Donald D. Tartre
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

I, Donald D. Tartre, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Stressgen Biotechnologies Corporation (the “registrant”);

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 5, 2003

/s/ Donald D. Tartre
Donald D. Tartre
Vice President and Chief Financial Officer

I, Daniel L. Korpolinski, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Stressgen Biotechnologies Corporation (the “registrant”);

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 5, 2003

/s/ Daniel L. Korpolinski
Daniel L. Korpolinski
President and Chief Executive Officer