Form 10-Q
period 2003-06-30
STRESSGEN BIOTECHNOLOGIES CORP
filed 2003-08-11
CIK 1064990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

As of August 11, 2003, the registrant had approximately 61,690,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands, except share information)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,119	$31,202
Short-term investments	40,750	14,811
Accounts receivable, net	1,727	4,279
Inventories	697	838
Other current assets	334	518
Total current assets	44,627	51,648

Capital assets	2,456	2,746
Deferred expenses, net of current portion	301	421
	$47,384	$54,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,732	$8,833
Current portion of deferred revenue	956	1,115
Current portion of capital lease obligations	284	318
Total current liabilities	5,972	10,266

Long-term liabilities:
Deferred revenue, net of current portion	2,390	3,344
Capital lease obligations, net of current portion	134	262
Total long-term liabilities	2,524	3,606

Total liabilities	8,496	13,872

Stockholders’ equity:
Common shares and other equity – no par value; unlimited shares authorized, 61,686,690 and 60,209,989 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	180,086	175,384
Deferred stock compensation	(289)	(392)
Accumulated deficit	(140,909)	(134,049)
Total stockholders’ equity	38,888	40,943
	$47,384	$54,815

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Collaborative R&D revenue	$1,508	$—	$6,729	$—
Bioreagent sales	1,373	1,491	2,792	2,896
Total revenue	2,881	1,491	9,521	2,896

Operating expenses:
Research and development	4,791	9,778	11,284	19,061
Selling, general and administrative	1,866	2,371	4,156	4,666
Cost of bioreagent sales	388	413	753	809
	7,045	12,562	16,193	24,536

Operating loss	(4,164)	(11,071)	(6,672)	(21,640)

Other income (expenses):
Interest and other income, net	255	292	458	282
Net foreign exchange loss	(485)	(1,186)	(626)	(1,066)
Interest expense	(9)	(18)	(20)	(39)
	(239)	(912)	(188)	(823)

Net loss	(4,403)	(11,983)	(6,860)	(22,463)

Accumulated deficit, beginning of period	(136,506)	(115,727)	(134,049)	(105,247)
Accumulated deficit, end of period	$(140,909)	$(127,710)	$(140,909)	$(127,710)

Basic and diluted loss per common share	$(0.07)	$(0.21)	$(0.11)	$(0.39)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	61,198	57,878	60,721	57,757

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net loss	$(4,403)	$(11,983)	$(6,860)	$(22,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital assets	171	192	344	382
Amortization of deferred stock compensation	52	61	107	116
Unrealized foreign exchange loss	178	1,182	508	1,218
Loss on market value of investments	15	—	52	385
Changes in operating assets and liabilities	2,140	177	(2,217)	2,371
Net cash used in operating activities	(1,847)	(10,371)	(8,066)	(17,991)

Cash flows from investing activities:
Purchase of short-term investments	(8,767)	(3,754)	(31,191)	(43,779)
Sales and maturities of short-term investments	4,264	2,991	4,862	32,853
Purchase of capital assets	(42)	(44)	(54)	(168)
Net cash used in investing activities	(4,545)	(807)	(26,383)	(11,094)

Cash flows from financing activities:
Proceeds on issue of common shares	4,639	8,712	4,698	9,106
Repayment of borrowings	(82)	(122)	(162)	(247)
Stock subscription receivable	—	(480)	—	(480)
Net cash provided by financing activities	4,557	8,110	4,536	8,379

Effect of exchange rate changes on cash and cash equivalents	(12)	(428)	(170)	(413)

Decrease in cash and cash equivalents	(1,847)	(3,496)	(30,083)	(21,119)
Cash and cash equivalents, beginning of period	2,966	15,715	31,202	33,338
Cash and cash equivalents, end of period	$1,119	$12,219	$1,119	$12,219

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

Financial statements and estimates

The information at June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 has been prepared by the Company and has not been audited.  The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles (“Canadian GAAP”), and conform in all material respects with accounting principles generally accepted in the United States of America (“U.S. GAAP”), except as discussed in Note 5.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2002 Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations.  Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements.  Significant estimates are used for, but not limited to, reporting revenue recognition, clinical trial costs, stock-based compensation, and the allocation of indirect costs.  Actual results could differ from such estimates.

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

The Company recognizes collaborative research and development revenues as services are rendered consistent with the performance requirements of the contract.  Revenue from non-refundable contract fees where the Company has continuing involvement through research and development collaborations or other contractual obligations, less the fair market value of any related warrants, is recognized ratably over the development period or the period for which Stressgen continues to have a performance obligation.  The period of development is evaluated on a regular basis.  Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the agreement, provided payment is proportionate to the effort expended.  Payments received in advance of performance or delivery are recorded as deferred revenue.

Clinical trial accruals

The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods.  The Company recognizes clinical trial costs in three distinct phases:  the start-up phase, the patient accrual phase, and the close-out phase.  The total estimated trial cost is divided into these three phases based on the tasks involved in conducting the trial.  Based on the design of the trial, the cost of each phase could vary from trial to trial.  Upon start of the trial, the start-up portion of the trial contract is accrued.  As patients enter the trial, the patient accrual cost is ratably recognized.  Once the study is complete and analysis of the patient data has been initiated, the close-out portion of the trial is recognized.

Stock-based compensation plan

Multiple standards are in use regarding the recognition, measurement and disclosure of stock-based compensation and other stock-based payments. The Company has adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002.  This standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method.  The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets.  Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.

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

The following table summarizes the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss under Canadian GAAP	$(4,403)	$(11,983)	$(6,860)	$(22,463)

Net loss under U.S. GAAP (See Note 5 for reconciliation to Canadian GAAP)	$(4,222)	$(11,229)	$(6,470)	$(21,273)

Employee stock compensation included in net loss under Canadian and U.S. GAAP	52	61	107	116

Stock-based employee compensation expense under the fair value method	(611)	(884)	(1,168)	(1,814)

Pro forma net loss under Canadian GAAP	$(4,962)	$(12,806)	$(7,921)	$(24,161)

Pro forma net loss under U.S. GAAP	$(4,781)	$(12,052)	$(7,531)	$(22,971)

Pro forma basic loss per common share under Canadian GAAP	$(0.08)	$(0.22)	$(0.13)	$(0.42)

Pro forma basic loss per common share under U.S. GAAP	$(0.08)	$(0.21)	$(0.12)	$(0.40)

The weighted-average per-share fair values of the individual options granted during the three and six month periods ended June 30, 2003 were $1.60 and $1.05, respectively, compared to $3.75 and $2.81 for the same periods in 2002.  The fair values of the options were determined using a Black-Scholes option-pricing model with the following assumptions:

	For the three months ended June 30,		For the six months ended June 30,
(unaudited)	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	88%	60%	74%	60%
Risk-free interest rate	2.2%	5.5%	2.5%	5.5%
Expected life	4 years	4 years	4 years	4 years

New Accounting Pronouncements

The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure in December 2002.  SFAS No. 148 provides alternative transition methods for entities that voluntarily elect to adopt the fair value recognition provisions of the FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.  In addition, SFAS No. 148 requires more prominent pro forma disclosures of the effect on net income and earnings per share if the company had applied these fair value recognition provisions.  The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  While we have not elected to adopt the provisions in SFAS 123, we have disclosed our pro forma financial results in Note 1 of the accompanying financial statements.

2.                                      COLLABORATIVE AGREEMENT

In June 2002 the Company entered into a collaboration agreement for the co-development and global commercialization of the Company’s innovative proprietary CoValTM fusion product candidate, HspE7, with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, “Roche”).  Under the terms of the agreement, Roche has the worldwide exclusive right to manufacture, market and sell the HspE7 product and the Company has the right to co-promote the product in the U.S. to certain physician specialties.  For the three and six months ended June 30, 2003, the Company recognized collaborative R&D revenue of $1,508,000 and $6,729,000, respectively, including $2,214,000 related to a development milestone earned in March 2003. Further, in July 2002 and April 2003, Roche made equity investments (see Note 3) in the Company totaling $7,657,000 and $4,594,000, respectively.  In June 2003 the Company reported that additional HspE7 clinical trials would not begin until Roche manufactures pilot final commercial grade material.

3.                                      BALANCE SHEET DETAILS

Upon receiving the upfront license fee payment from Roche in 2002, the Company recorded a $634,320 payable due to MIT/Whitehead and a related deferred expense.  The payment was made in January 2003.  The Company recognizes the related deferred expense over the development period.  At June 30, 2003 and December 31, 2002, the Company had a total of $421,649 and $561,778 of deferred expense related to this payment.  Upon receiving the $2,214,000 milestone payment in April 2003 (see Note 2), the Company recorded an additional $221,000 payable due to MIT/Whitehead and related deferred expense that is due in August 2003.

The following tables provide details of selected balance sheet items:

(In thousands)	June 30, 2003	December 31, 2002
	(unaudited)
Accounts receivable:
Collaborative receivable	$1,080	$3,790
Trade accounts receivable	685	527
Less: allowance for doubtful accounts	(38)	(38)
	$1,727	$4,279

Inventories:
Raw materials, net	$257	$417
Work in progress, net	130	145
Finished goods, net	310	276
	$697	$838
Accounts payable and accrued liabilities:
Trade accounts payable	$1,872	$3,607
Clinical trial accruals	1,647	3,133
Accrued compensation and benefits	862	1,274
Royalty payable	208	634
Other accrued liabilities	143	185
	$4,732	$8,833

	June 30, 2003 (unaudited)			December 31, 2002
(In thousands)	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Capital Assets:
Laboratory equipment	$2,351	$1,248	$1,103	$1,188
Equipment under capital lease	2,672	1,883	789	903
Computer equipment	810	502	308	355
Furniture and fixtures	313	179	134	149
Leasehold improvements	554	432	122	151
	$6,700	$4,244	$2,456	$2,746

Stockholders’ equity

In June 2002 the Company issued 2,036,436 common shares for $7,657,000 pursuant to the collaboration agreement with Roche (see Note 2).  The equity was issued at a per share price determined by the weighted average price of common shares of the Company during the ten business days prior to the Roche transaction.  The Company also issued two warrants to acquire between 2,036,435 and 2,356,000 additional common shares.  The Company allocated $1,264,000 as the fair value of the warrants, as determined by an independent valuation expert.  In April 2003 the Company provided notice for Roche to exercise one of the warrants; Roche subsequently purchased 1,413,600 common shares at $3.25, resulting in net proceeds of $4,594,000 to the Company.  An exercise of the second warrant would result in the future issuance of between 814,574 and 942,400 additional common shares, at an exercise price ranging from $3.76 to $3.25 per share, depending upon whether the Company calls the warrant and upon the price of the Company’s common stock.  Roche may exercise the second warrant until June 28, 2007.

In 1998 the Company issued Class B Warrants to purchase 4,000,000 shares for $3.30 per share or pursuant to a cashless exercise provision.  The unexercised Class B Warrants expired on June 12, 2003.  As a result the Company no longer has an obligation to issue up to 3,231,145 common shares that had been reserved for issuance upon exercise of the Class B Warrants.

Stockholders’ equity at June 30, 2003 and December 31, 2002 includes $2,179,000 of contributed surplus.  At June 30, 2003 and December 31, 2002, there were 67,618,160 and 69,973,871 fully diluted common shares, respectively.

Employee share option plan

In 2001 the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the “2001 Plan”).  Between the date of grant and stockholder approval, the market price of the Company’s common stock increased resulting in deferred compensation of $807,000 associated with these options.  The deferred compensation is amortized to expense over the vesting period of the granted options, which have been applied to the 2001 Plan.  The stockholders subsequently approved adoption of the 2001 Plan reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options.  Once the 2001 Plan was approved, the grants ceased to be considered out-of plan.  At that time the Company stopped granting options under its pre-existing 1996 Share Incentive Plan.  At June 30, 2003 there were 409,923 options available for future grant under the 2001 Plan.

The following table summarizes information related to all stock options outstanding and exercisable as of June 30, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.22 - $1.97	1,439,427	7.58	$1.69	706,550	$1.73
$2.30 - $2.85	223,500	9.80	$2.60	17,500	$2.62
$3.01 - $3.65	404,500	6.58	$2.68	220,080	$3.57
$4.10 - $5.85	1,504,869	7.93	$4.87	923,921	$4.86
$6.00 - $8.00	1,544,600	6.94	$6.19	1,344,201	$6.19
	5,116,896			3,212,252

At August 11, 2003 there were approximately 5,107,000 options outstanding.

4.                                      SEGMENT INFORMATION

The Company manages its operations in two reportable segments, Biotechnology and Bioreagents.  Revenues are allocated to countries based on customer locations.  The Company does not allocate interest and other income, foreign exchange losses or interest on capital lease obligations to each segment.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Bioreagents
Revenue:
U.S.	$947	$984	$1,855	$1,883
Canada	69	75	126	145
Other	357	432	811	868
	1,373	1,491	2,792	2,896
Expenses:
Research and development	435	332	754	569
Selling, general and administrative	425	424	913	770
Cost of bioreagent sales	388	413	753	809
	1,248	1,169	2,420	2,148
Operating income	$125	$322	$372	$748

Biotechnology
Collaborative R&D revenue	$1,508	$—	$6,729	$—

Expenses:
Research and development	4,356	9,446	10,530	18,492
Selling, general and administrative	1,441	1,947	3,243	3,896
	5,797	11,393	13,773	22,388
Operating loss	$(4,289)	$(11,393)	$(7,044)	$(22,388)

Totals
Revenue:
Collaborative R&D revenue	$1,508	$—	$6,729	$—
Bioreagent sales	1,373	1,491	2,792	2,896
Total revenue	2,881	1,491	9,521	2,896

Expenses:
Research and development	4,791	9,778	11,284	19,061
Selling, general and administrative	1,866	2,371	4,156	4,666
Cost of bioreagent sales	388	413	753	809
	7,045	12,562	16,193	24,536
Operating loss	$(4,164)	$(11,071)	$(6,672)	$(21,640)

5.                                      THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform in all material respects to U.S. GAAP.

Effect on the consolidated financial statements:

Balance Sheet

For all periods presented there are no significant balance sheet differences under Canadian and U.S. GAAP.

Statement of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss under Canadian GAAP	$(4,403)	$(11,983)	$(6,860)	$(22,463)
Reversal of unrealized foreign exchange loss on available-for-sale securities (a)	166	754	338	805
Reversal of write-down of short-term investments (a)	15	—	52	385
	181	754	390	1,190

Net loss under U.S. GAAP	$(4,222)	$(11,229)	$(6,470)	$(21,273)

Basic loss per common share under Canadian GAAP	$(0.07)	$(0.21)	$(0.11)	$(0.39)

Basic loss per common share under U.S. GAAP	$(0.07)	$(0.19)	$(0.11)	$(0.37)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	61,198	57,878	60,721	57,757

Statement of Cash Flows

For all periods presented there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

As disclosed in Note 11 to the financial statements in the Company’s December 31, 2002 Annual Report on Form 10-K, differences exist for the Company between Canadian and U.S. GAAP.

The following outlines the differences that affect the Company for the three and six month periods ended June 30, 2003 and 2002.

(a)                                  Under U.S. GAAP Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its short-term securities as available-for-sale and, accordingly, has included the changes in net unrealized holding gains or losses on these securities in other comprehensive loss rather than in operations.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.  Comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss under U.S. GAAP	$(4,222)	$(11,229)	$(6,470)	$(21,273)
Other comprehensive income
Adjustment to unrealized foreign exchange and market losses on available-for-sale investments	(181)	(754)	(390)	(1,190)
Comprehensive net loss under U.S. GAAP	$(4,403)	$(11,983)	$(6,860)	$(22,463)

Comprehensive loss per share under U.S. GAAP	$(0.07)	$(0.21)	$(0.11)	$(0.39)

6.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Collaborative receivable	$3,867	$—	$2,710	$—
Trade receivables	(38)	1	(158)	(106)
Inventories	145	31	141	(29)
Other current assets	241	(324)	184	(226)
Deferred expenses, net of current portion	58	—	120	—
Accounts payable and accrued liabilities	(1,592)	469	(4,101)	2,732
Deferred revenue	(541)	—	(1,113)	—
	$2,140	$177	$(2,217)	$2,371
Supplemental disclosures of cash flows:
Interest paid	$9	$18	$20	$39

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

The following information should be read in conjunction with our June 30, 2003 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian generally accepted accounting principles or Canadian GAAP.  These principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP.  The differences, as they affect our consolidated financial statements, are described in Note 5 to our June 30, 2003 consolidated financial statements.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

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

In June 2002 we entered into a strategic collaboration with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, “Roche”) for the development of HspE7.  In the future we may seek partners that could enable us to develop additional product candidates and exploit new applications for our technology, resulting in additional product opportunities.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At June 30, 2003 our accumulated deficit was $140,909,000.  Historically, we have depended principally on equity financings to fund our business activities.  We intend to pursue additional equity financings to fund our business activities, markets permitting.

Liquidity and Capital Resources

Since inception we have relied principally on equity financings to fund our research and development programs, operations and capital expenditures, coupled with cash flows generated from our bioreagent business.  Through June 30, 2003 we have raised net equity proceeds of $180,086,000, principally through our public issuances of stock, the exercise of warrants and stock options issued since 1996 and, more recently, the issuance of stock and warrants to Roche in connection with the collaboration agreement.  We employ a financial performance measurement system designed to ensure our revenues and expenses are consistent with management’s operational objectives and budgetary constraints.  The variability of anticipated cash utilization is dependent upon several factors, including the timing and extent of clinical development of HspE7.  We believe that our current capital resources are sufficient to fund planned operations into 2005.  This belief is based on current research and clinical development plans, the current regulatory environment, our historical industry experience in the development of therapeutics and general economic conditions.

At June 30, 2003 we had cash, cash equivalents and short-term investments of $41,869,000, a decrease of $4,144,000 from December 31, 2002.  Approximately 24% of cash, cash equivalents and short-term investments were held in U.S. dollars as of June 30, 2003, compared to approximately 13% as of December 31, 2002.

In April 2003 we received two milestones from Roche: an equity investment of $4,594,000 and a time-based development payment of $2,214,000.  The $4,594,000 equity investment by Roche, consisting of 1,413,600 common shares at $3.25 per share, is from the exercise of the first of two warrants issued as part of the June 2002 collaboration agreement.

During the three and six months ended June 30, 2003, capital expenditures totaled $42,000 and $54,000 respectively compared with $44,000 and $168,000 for the same periods in 2002.  Capital purchases in 2003 are consistent with management’s investment policy limiting purchases to those required to preserve our current level of manufacturing and research capabilities.

We have a credit facility for $2,000,000 with a Canadian chartered bank.  At June 30, 2003 and December 31, 2002, $401,000 and $541,000, respectively were used and outstanding under this facility in the form of fixed rate capital leases.

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

Results of Operations

For the three and six months ended June 30, 2003, our net loss was $4,403,000 and $6,860,000 or $0.07 and $0.11 per common share.  This compares with a net loss of $11,983,000 and $22,463,000 or $0.21 and $0.39 per common share for the same periods in 2002.  The improvement during the three and six month periods is due principally to collaborative R&D revenue, the cost shift of HspE7 manufacturing scale-up costs, and the timing of HspE7 clinical trials.

Collaborative R&D revenue

Collaborative R&D revenue was $1,508,000 and $6,729,000 for the three and six months ended June 30, 2003.  Collaborative R&D revenue for the six months ended June 30, 2003 includes $4,003,000 for development activities in support of Roche, a time-based development payment of $2,214,000, and $512,000 from the amortization of up-front license fees in accordance with SAB No. 101, Revenue Recognition in Financial Statements.  As noted in the Quarterly Report on Form 10-Q for the first quarter of 2003, Collaborative R&D revenue and associated expenses are expected to decline in the second half of 2003.

Bioreagent sales

The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors.  The overall economic slowdown in North America caused industry-wide demand for bioreagents to slow; however, our bioreagent sales have remained relatively constant at $1,373,000 and $2,792,000 for the three and six months ended June 30, 2003, respectively, compared with $1,491,000 and $2,896,000, for the same periods in 2002.  Our reported sales results are affected by the foreign exchange rate between the US and Canadian dollar since the majority of our sales originate in US currency.  Despite a significant weakening of the US dollar during the quarter and six months in 2003, our unit sales volumes have remained strong, mitigating the financial impact of the unfavorable exchange rate fluctuation.

Research and development

Research and development, or R&D, includes costs associated with clinical studies, product development, and ongoing exploratory research.  In order to optimize our financial flexibility, we employ clinical research organizations to conduct our clinical trials and engage contract manufacturers to assist us with our product development and manufacturing.

R&D spending decreased by approximately 51% and 41% to $4,791,000 and $11,284,000, respectively, for the three and six months ended June 30, 2003, compared with $9,778,000 and $19,061,000 for the same periods in 2002.  The decrease in the first half of 2003 reflects the cost shift of HspE7 manufacturing scale-up costs and other product development efforts to Roche as well as the timing of HspE7 clinical trials.  Approximately 60% of our R&D spending related to efforts developing HspE7 during the six months ended June 30, 2003, while the remaining spending related to exploratory research, including our follow-on CoValTM fusion product candidates.

Selling, general and administrative expenses

Selling, general and administrative expense, or SG&A, includes executive management, business development, investor relations, legal support and general administrative activities.

SG&A spending decreased by approximately 21% and 11% to $1,866,000 and $4,156,000, respectively, for the three and six months ended June 30, 2003, compared with $2,371,000 and $4,666,000 for the same periods in 2002.  In the first half of 2002, we incurred significant business development costs related to the consummation of the Roche agreement that were not repeated during the first half of 2003.

Cost of bioreagent sales

The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 28% and 27% for the three and six months ended June 30, 2003, resulting in gross margins of 72% and 73% compared with 72% for the same periods in 2002.

Interest and other income, net

Interest and other income, net decreased by 13% to $255,000 for the three months ended June 30, 2003 compared to the same period in the prior year.  The change is due principally to reduced interest income earned on investments resulting from reduced market interest rates and a lower investment portfolio balance. Comparatively, interest and other income, net increased by 62% to $458,000 for the six months ended June 30, 2003 over the same period in 2002.  The increase is due principally to a write-down on our investment portfolio recorded in the first quarter of 2002, which was not repeated in 2003.  The write-down reversed in the third quarter of 2002.

Net realized foreign exchange loss

During the three and six months ended June 30, 2003 and 2002, the US dollar weakened substantially against the Canadian dollar.  Our loss due to foreign exchange rate fluctuation during the three and six months ended June 30, 2003, was $485,000 and $626,000 respectively, compared to foreign exchange losses of $1,186,000 and $1,066,000, respectively, in 2002.  The improvement is due principally to reduced 2003 investment levels denominated in US currency compared to investment levels in 2002.

Basic and diluted loss per share

The 63% and 69% improvement in net loss to $4,403,000 and $6,860,000 for the three and six months ended June 30, 2003, respectively, compared to $11,983,000 and $22,463,000 in 2002, was diluted by a 6% and 5% increase in the weighted average number of common shares outstanding for the three and six months ended June 30, 2003, respectively.  This improvement resulted in a basic and diluted loss per share of $0.07 and $0.11 for the three and six month periods ended June 30, 2003, as compared with $0.21 and $0.39 for the same periods in 2002.

Differences between Canadian and U.S. generally accepted accounting principles

Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP our net loss would decrease by $181,000 and $390,000 for the three and six months ended June 30, 2003.  The principal differences under U.S. GAAP as opposed to Canadian GAAP for the current quarter and first half of 2003, respectively, were the reversal of unrealized foreign exchange loss on available-for-sale securities of $166,000 and $338,000, coupled with a $15,000 and $52,000 reversal of a write-down of short-term investments.

Similarly, to conform to U.S. GAAP for the three and six months ended June 30, 2002, our net loss would decrease by $754,000 and $1,190,000, respectively.  The principal differences under U.S. GAAP compared to Canadian GAAP were the reversal of unrealized foreign exchange loss on available-for-sale securities of $754,000 and $805,000 for the same periods in 2002, coupled with a $385,000 reversal of a write-down of short-term investments in the first half of 2002.

Basic net loss per common share under U.S. GAAP would have been $0.07 and $0.11 in the three and six months ended June 30, 2003, compared to $0.19 and $0.37 during the same periods in the prior year.  Our current assets and stockholders’ equity under U.S. GAAP would have been the same as the $44,627,000 and $38,888,000 reported under Canadian GAAP at June 30, 2003.

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

Revenue recognition

Revenue from collaborative R&D arrangements may include multiple elements within a single contract.  Our accounting policy complies with the revenue determination requirements set forth in EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  Under the guidance of EIT 00-21, we have estimated the fair value of deliverables in the Roche agreement using standard industry techniques.  Changes in the determination of fair values or performance periods relating to certain deliverables, and associated milestones, could impact the timing of future revenue streams.

Clinical trial accruals

Clinical trial costs constitute a significant portion of R&D expense.  The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods.  Clinical trials can span multiple accounting periods.  The Company recognizes clinical trial costs in three distinct phases:  start-up phase, patient accrual phase, and close-out phase.  Our expenses related to clinical trials vary based on patient availability, additional statistical analysis requirements, and decisions to extend the patient evaluation period.  Using our current trial accrual methodology, our liability for clinical trials is $1,647,000.  Alternately, if we utilized a percentage of completion approach and used an operational estimate of the actual work completed as of June 30, 2003 compared to the total contract value, our clinical trial liability would decrease by $400,000.

Stock-based compensation

The Company has adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002, and has elected to recognize stock compensation expense in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  Refer to Note 1 of the accompanying financial statements for our pro forma financial results, which use the fair value method of accounting for stock based compensation.

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

We Have a History of Operating Losses and We May Never Become Profitable

We have not recorded any revenues from the sale of therapeutic products and have accumulated substantial net losses.  We expect to incur continued losses for at least the next several years as we continue research and development, and clinical trials.  To become profitable we, either alone or with one or more partners, must develop, manufacture and successfully market our product candidates.

We Must Obtain Additional Financing to Execute Our Business Plan

Our revenues from the production and sale of bioreagents and the projected revenues and expense reimbursements from our HspE7 collaboration are not adequate to support all of the therapeutic product development programs in our business plan.  We will need substantial additional funds to pursue further research and development; carry out clinical trials; obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products.  We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all of our rights to the related technology or products.

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

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

Due to the complexity of the process of developing therapeutics, our core business depends on our arrangements with pharmaceutical companies, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. We have various research collaborations and outsource many other business functions, including clinical trials and manufacturing.  We may not be able to establish or maintain collaborations that are important to our business on favorable terms, if at all.  The Roche partnership currently requires further information  concerning the mechanism of action of the HspE7 product in the body.  Studies are underway to provide such information.

A number of risks arise from our dependence on collaborative agreements with third parties.  Our product development and commercialization efforts could be adversely affected if any collaborative partner, including Roche, terminates or suspends its agreement with us, causes delays, fails to timely develop or manufacture in adequate quantities a substance we need in order to conduct clinical trials, fails to adequately perform clinical trials, determines not to develop, manufacture or commercialize a product to which it has or we have rights, or otherwise fails to meet its contractual obligations.  Our collaborative partners could pursue other technologies or develop alternative products that could compete with our future products.

We license technologies and materials from third parties for our therapeutic and our bioreagent businesses.  We plan to acquire additional licenses from other companies and academic institutions.  Pursuant to the terms of our license agreements, we could be obligated to diligently bring potential products to market, make milestone payments that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications.  We cannot assure you that these licenses will not terminate or that they will be renewed.  In addition, we cannot assure you that these licenses will remain in good standing.  Our licensors may attempt to terminate our licenses for their own business reasons.

The Profitability of Our Products Will Depend On Our Ability to Protect Our Proprietary Rights and Operate Without Infringing the Proprietary Rights of Others

The profitability of our products will depend in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive.  We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. We have received U.S. and European patents and have filed and are actively pursuing applications for additional patents.  The patent positions of pharmaceutical and biotechnology enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.  For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the U.S. federal courts.  In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued.  The biotechnology patent situation outside the U.S. is even more uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the U.S.  Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop.  We cannot assure you that any of our patent applications will result in the issuance of patents, that we will develop additional patentable products, that the patents we have been issued will provide us with any competitive advantages, that the patents of others will not impede our ability to do business or that third parties will not be able to circumvent our patents.  On October 22, 2002 Antigenics Inc. announced that it had filed an opposition in the European Patent Office to a European patent and requests for re-examination in the U.S. Patent Office of two U.S. patents we have licensed.  The initial Office Action from the U.S. Patent Office confirmed most of the original claims.  However, until we receive final results from the opposition and re-examination processes, we will not be able to assure you of the success of our planned vigorous defense of the patents.

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

We May Encounter Difficulties in Developing Manufacturing Capabilities and Facilities or Entering into Contracts for Manufacturing with Third Parties

Our manufacturing experience in bioreagents is not directly applicable to the manufacture of therapeutic products.  We have not yet introduced any therapeutic products and have no manufacturing experience for immunotherapies.  Before our products can be profitable they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements.  We do not have facilities for the production of the products we are developing.  As a result we depend on the manufacturing capabilities of collaborators.  If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in manufacturing, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products.

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

We Could Need to Conduct More Clinical Trials or Take More Time to Complete Our Clinical Trials Than We Originally Plan

Clinical trials vary in design by factors including their dosage, end points, length, controls, and numbers and types of patients enrolled.  We may need to conduct a series of trials to demonstrate the safety and efficacy of our products.  In addition, we may be required to determine whether our products delay or prevent disease recurrence.  Clinical trials to show that a disease does not recur take longer to complete than clinical trials that end when patients stop having specific symptoms.  The actual schedules for our clinical trials could vary dramatically from the forecasted schedules due to factors including conflicts with the schedules of participating clinicians and clinical institutions, delayed patient accrual and changes affecting supplies for clinical trials.  For example, on June 10, 2003, we announced that we would likely delay the start of a pivotal Phase III study of pediatric recurrent respiratory papillomatosis until the second half of 2004 so that we can use pilot final commercial grade material in the study.

We have limited experience in conducting clinical trials.  We rely on corporate collaborators such as Roche, academic institutions and clinical research organizations to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products.  In addition, the NCI is sponsoring some HspE7 clinical trials.  Since these trials depend on governmental participation and funding, we have less control over their timing and design.  Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for product release.  Such delays could reduce investors’ confidence in our ability to develop products, likely causing our stock price to decrease.

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

If we, Roche or other manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approval applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

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

Our sales experience is limited to the sale of our bioreagents.  To directly market and distribute any pharmaceutical products we may develop, we or our collaborators will need a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  We may not be able to establish sales, marketing and distribution capabilities of our own or enter into arrangements with third parties on terms that are acceptable to us.  If marketing and sales through partnering arrangements is not successful and we do not successfully develop internal marketing and sales expertise, our ability to generate revenue from product sales will be limited.

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

Our Share Price Has Been and Is Likely to Continue to Be Highly Volatile

As is typical for biotechnology companies without an approved product on the market, our share price has been highly volatile in the past and is likely to continue to be volatile. The price of our shares could be materially affected by factors including the announcement of technological innovations, the release of publications, the announcement of clinical trials results by us or our competitors, the development of new commercial products, changes affecting patents or exclusive licenses, changes in regulations, the release of financial results, public concerns over risks relating to biotechnology, future issuances of shares by us, sales of shares by our shareholders and changes in analyst recommendations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency fluctuations through our operations in the U.S. because a substantial amount of our contract research and development spending is transacted in U.S. dollars. However, since approximately 95% of our bioreagent product sales are in U.S. dollars, there is partial matching of U.S. currency expenses and revenues.  We use the Canadian dollar as our measurement and functional currency.  As a result, we translate monetary assets and liabilities into Canadian dollars at the rate of exchange prevailing at our balance sheet date and include resulting exchange gains and losses in the other income line item.  We do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, but may do so in the future under certain conditions. A substantial amount of our receivables and payables are denominated in U.S. dollars. We record resulting exchange gains and losses in our statement of operations.

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

We maintain a non-trading investment portfolio.  Our market risk exposure is limited to interest rate risk and foreign exchange rate risk.  We computed a hypothetical change in interest rates by applying a 10% change to our average rate of return, resulting in a $86,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $86,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $86,000.  In addition, we computed a hypothetical change in foreign exchange rates by applying a 10% change to our year-end foreign exchange rate and then applied that rate to our average level of U.S. investments during the year, resulting in a $606,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $606,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $606,000. We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $41,869,000 in cash, cash equivalents and short-term investments as of June 30, 2003.

Item 4.  CONTROLS AND PROCEDURES

Our chief financial officer and chief executive officer concluded as of June 30, 2003 that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to Stressgen and its consolidated subsidiaries.

PART II—OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 30, 2003 Roche Finance Ltd. exercised a warrant dated June 28, 2002 to purchase 1,413,600 shares of our common stock for an aggregate exercise price of $4,594,000.  The issuance of the warrant, and shares issuable upon exercise of the warrant, were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S (because the warrant was issued by a Canadian issuer to a Swiss acquirer) and Regulation D (because the warrant was issued to a single accredited investor).

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Annual Shareholders’ Meeting was held on May 6, 2003.

(b)                                 PROPOSAL I. The Board of Directors nominated for election in our proxy circular was elected in its entirety by the following votes:

Joann L. Data, by 24,368,729 votes with 58,013 votes withheld
Kenneth Galbraith, by 24,306,579 votes, with 126,913 votes withheld
Elizabeth Greetham, by 24,368,344 votes, with 58,013 votes withheld
Daniel L. Korpolinski, by 24,300,379 votes with 133,113 votes withheld
R. Ian Lennox, by 24,301,579 votes, with 126,913 votes withheld
Margot Northey, by 24,229,544 votes, with 123,463 votes withheld
Jay M. Short, Ph.D., by 24,375,429 votes, with 54,963 votes withheld.

(c)                                  In addition to PROPOSAL I described in paragraph (b) above, Deloitte & Touche LLP, San Diego, California, was appointed as the auditors of the Company to hold office until the close of the next annual general meeting of the Company or until a successor is appointed, by 24,355.432 affirmative votes, with 78,460 votes withheld.  A proposal to amend the 2001 Equity Incentive Plan was withdrawn by a vote of the board of directors.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits set forth after the signature page hereto.

(b)                                 Two reports on Form 8-K were filed during the quarter for which this report was filed:

•                  A report dated June 11, 2003 summarizing results from results a Phase II trial in pediatric recurrent respiratory papillomatosis with HspE7 and plans for starting a pivotal Phase III RRP study in the second half of 2004.

•                  A report dated May 5, 2003 announcing the April 30, 2003 exercise of a warrant by Roche Finance Ltd. and attaching a press release reporting earnings and other financial results for Stressgen’s first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation

Date: August 11, 2003	/s/ DONALD D. TARTRE
Donald D. Tartre Vice President and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

INDEX OF EXHBITS

Exhibit No.	Description
3.9*	Articles of Continuance of the Company
3.10*	By-Laws of the Company
4.4*	Form of Stock Certificate
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32	Section 1350 Certification

* Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 2, 2001