Form 10-Q
period 2003-09-30
STRESSGEN BIOTECHNOLOGIES CORP
filed 2003-10-27
CIK 1064990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of October 27, 2003, the registrant had approximately 61,706,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian dollars in thousands, except share information)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,706	$31,202
Short-term investments	36,875	14,811
Accounts receivable, net	1,011	4,279
Inventories	632	838
Other current assets	603	518
Total current assets	40,827	51,648

Capital assets	2,350	2,746
Deferred expenses, net of current portion	270	421
	$43,447	$54,815
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,682	$8,833
Current portion of deferred revenue	953	1,115
Current portion of notes payable	608	318
Total current liabilities	7,243	10,266

Long-term liabilities:
Deferred revenue, net of current portion	2,143	3,344
Notes payable, net of current portion	736	262
Total long-term liabilities	2,879	3,606

Total liabilities	10,122	13,872

Stockholders’ equity:
Common shares and other equity – no par value; unlimited shares authorized, 61,701,789 and 60,209,989 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	180,092	175,384
Deferred stock compensation	(235)	(392)
Accumulated deficit	(146,532)	(134,049)
Total stockholders’ equity	33,325	40,943
	$43,447	$54,815

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Collaborative R&D revenue	$855	$4,332	$7,584	$4,332
Bioreagent sales	1,316	1,494	4,108	4,390
Total revenue	2,171	5,826	11,692	8,722

Operating expenses:
Research and development	6,009	7,447	17,293	26,508
Selling, general and administrative	1,510	1,904	5,666	6,570
Cost of bioreagent sales	296	419	1,049	1,228
	7,815	9,770	24,008	34,306

Operating loss	(5,644)	(3,944)	(12,316)	(25,584)

Other income (expenses):
Interest and other income, net	41	777	499	1,059
Net foreign exchange (loss) gain	(12)	902	(638)	(164)
Interest expense	(8)	(15)	(28)	(54)
	21	1,664	(167)	841

Net loss	(5,623)	(2,280)	(12,483)	(24,743)

Accumulated deficit, beginning of period	(140,909)	(127,710)	(134,049)	(105,247)
Accumulated deficit, end of period	$(146,532)	$(129,990)	$(146,532)	$(129,990)

Basic and diluted loss per common share	$(0.09)	$(0.04)	$(0.20)	$(0.42)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	61,692	60,179	61,048	58,573

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries
(Canadian dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net loss	$(5,623)	$(2,280)	$(12,483)	$(24,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of capital assets	206	204	550	586
Amortization of deferred stock compensation	50	57	157	173
Unrealized foreign exchange (gain) loss	(15)	(1,235)	493	(17)
Loss (gain) on market value of investments	284	(498)	336	(113)
Changes in operating assets and liabilities	1,243	(1,319)	(974)	1,052
Net cash used in operating activities	(3,855)	(5,071)	(11,921)	(23,062)

Cash flows from investing activities:
Purchase of short-term investments	—	(13,975)	(31,191)	(57,754)
Sales and maturities of short-term investments	3,715	24,342	8,577	57,195
Purchase of capital assets	(100)	(151)	(154)	(319)
Net cash provided by (used in) investing activities	3,615	10,216	(22,768)	(878)

Cash flows from financing activities:
Proceeds on issue of common shares	22	1,498	4,720	10,604
Proceeds from term loan	1,004	—	1,004	—
Repayment of borrowings	(78)	(211)	(240)	(458)
Stock subscription receivable	(12)	480	(12)	—
Net cash provided by financing activities	936	1,767	5,472	10,146

Effect of exchange rate changes on cash and cash equivalents	(109)	345	(279)	(68)

Decrease in cash and cash equivalents	587	7,257	(29,496)	(13,862)
Cash and cash equivalents, beginning of period	1,119	12,219	31,202	33,338
Cash and cash equivalents, end of period	$1,706	$19,476	$1,706	$19,476

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements

(Canadian dollars)

1.                                      THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Stressgen Biotechnologies Corporation (with its subsidiaries, “Stressgen” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. Its lead product is HspE7, which targets a broad spectrum of human papillomavirus (“HPV”) related diseases.  The Company has also initiated research studies to evaluate stress protein (also known as heat shock protein) fusions, made through its proprietary CoValTM technology, for the treatment of hepatitis B and herpes simplex and is targeting hepatitis C.  Further, Stressgen has an internationally recognized research product supply business with sales to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

Basis of presentation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Financial statements and estimates

The information at September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 has been prepared by the Company and has not been audited.  The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles (“Canadian GAAP”), and conform in all material respects with accounting principles generally accepted in the United States of America (“U.S. GAAP”), except as discussed in Note 5.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2002 Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations.  Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements.  Significant estimates are used for, but not limited to, reporting revenue recognition, accrual of clinical trial costs, measurement of stock-based compensation, and the allocation of indirect costs.  Actual results could differ from such estimates.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss under Canadian GAAP	$(5,623)	$(2,280)	$(12,483)	$(24,743)

Net loss under U.S. GAAP (See Note 5 for reconciliation to Canadian GAAP)	$(5,463)	$(3,668)	$(11,933)	$(24,941)

Employee stock compensation included in net loss under Canadian and U.S. GAAP	$50	$57	$157	$173

Stock-based employee compensation expense under the fair value method	(628)	(907)	(1,796)	(2,721)

Pro forma net loss under Canadian GAAP	$(6,201)	$(3,130)	$(14,122)	$(27,291)

Pro forma net loss under U.S. GAAP	$(6,041)	$(4,518)	$(13,572)	$(27,489)

Pro forma basic loss per common share under Canadian GAAP	$(0.10)	$(0.05)	$(0.23)	$(0.47)

Pro forma basic loss per common share under U.S. GAAP	$(0.10)	$(0.08)	$(0.22)	$(0.47)

The weighted-average per-share fair values of the individual options granted during the three and nine month periods ended September 30, 2003 were $1.00 and $1.06, respectively, compared to $1.74 and $2.63 for the same periods in 2002.  The fair values of the options were determined using a Black-Scholes option-pricing model with the following assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
(unaudited)	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Volatility	78%	60%	80%	60%
Risk-free interest rate	2.7%	5.5%	2.5%	5.5%
Expected life	4 years	4 years	4 years	4 years

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

2.                                      COLLABORATIVE AGREEMENT

In June 2002 the Company entered into a collaboration agreement for the co-development and global commercialization of the Company’s innovative proprietary CoValTM fusion product candidate, HspE7, with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, “Roche”).  Under the terms of the agreement, Roche has the worldwide exclusive right to manufacture, market and sell the HspE7 product and the Company has the right to co-promote the product in the U.S. to certain physician specialties.  For the three and nine months ended September 30, 2003, the Company recognized collaborative R&D revenue of $855,000 and $7,584,000, respectively, including $2,214,000 related to a development milestone earned in March 2003. Further, in July 2002 and April 2003, Roche made equity investments (see Note 3) in the Company totaling $7,657,000 and $4,594,000, respectively.

Upon receiving the upfront license fee payment from Roche in 2002, the Company recorded a $634,320 payable due to MIT/Whitehead and a related deferred expense.  The payment was made in January 2003.  The Company recognizes the related deferred expense over the development period.  At September 30, 2003 and December 31, 2002, the Company had a total of $390,116 and $561,778, respectively, of deferred expense related to this payment.  Upon receiving the $2,214,000 milestone payment in April 2003 (see Note 2), the Company recorded an additional $221,000 payable due to MIT/Whitehead and a related deferred expense.  At September 30, 2003 all payments due to MIT/Whitehead have been made.

3.                                      BALANCE SHEET DETAILS

In September 2003, the Company entered into a 36 month term loan agreement collateralized by equipment owned by the Company.  At September 30, 2003, there was $1,004,000 outstanding on the loan.  Under the terms of the agreement, the Company must issue a letter of credit for the outstanding loan balance if combined cash, cash equivalents, and short-term investments fall below $6,000,000.

The following tables provide details of selected balance sheet items:

(In thousands)	September 30, 2003	December 31, 2002
	(unaudited)
Accounts receivable:
Trade accounts receivable	$614	$527
Collaborative receivable	435	3,790
Less: allowance for doubtful accounts	(38)	(38)
	$1,011	$4,279

Inventories:
Raw materials, net	$226	$417
Work in progress, net	105	145
Finished goods, net	301	276
	$632	$838

Accounts payable and accrued liabilities:
Clinical trial accruals	$2,932	$3,133
Trade accounts payable	1,633	3,607
Accrued compensation and benefits	1,007	1,274
Royalty payable	—	634
Other accrued liabilities	110	185
	$5,682	$8,833

	September 30, 2003 (unaudited)			December 31, 2002
(In thousands)	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Capital Assets:
Laboratory equipment	$4,395	$2,678	$1,717	$1,932
Computer equipment	1,025	702	323	393
Furniture and fixtures	561	375	186	240
Leasehold improvements	716	592	124	181
	$6,697	$4,347	$2,350	$2,746

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

Stockholders’ equity at September 30, 2003 and December 31, 2002 includes $2,174,000 and $2,179,000, respectively of contributed surplus.  At September 30, 2003 and December 31, 2002, there were 66,088,170 and 68,541,541 fully diluted (exercisable) common shares, respectively.

Employee share option plan

In 2001, the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the “2001 Plan”).  Between the date of grant and stockholder approval, the market price of the Company’s common stock increased, resulting in deferred compensation of $807,000 associated with these options.  The deferred compensation is amortized as an expense over the vesting period of the granted options.  The stockholders subsequently approved adoption of the 2001 Plan, reserving an additional 3,500,000 new common shares for issuance pursuant to the grant of stock options.  Once the 2001 Plan was approved, the 2001 grants ceased to be considered out-of plan.   In addition, the Company stopped granting options under its pre-existing 1996 Share Incentive Plan.  At September 30, 2003, there were 329,423 options available for future grant under the 2001 Plan.

The following table summarizes information related to all stock options outstanding and exercisable as of September 30, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.22 - $1.99	1,521,464	7.54	$1.70	853,677	$1.74
$ 2.00 - $3.99	625,333	8.91	$3.25	285,933	$3.50
$ 4.00 - $5.99	1,489,100	7.67	$4.87	1,015,932	$4.86
$ 6.00 - $8.00	1,544,600	6.69	$6.19	1,416,265	$6.19
	5,180,497			3,571,807

At October 27, 2003 there were approximately 5,177,000 options outstanding.

4.                                      SEGMENT INFORMATION

The Company manages its operations in two reportable segments, Biotechnology and Bioreagents.  Revenues are allocated to countries based on customer locations.  The Company does not allocate interest and other income, foreign exchange losses or interest on capital lease obligations to each segment.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Biotechnology
Collaborative R&D revenue	$855	$4,332	$7,584	$4,332

Expenses:
Research and development	5,569	7,159	16,099	25,651
Selling, general and administrative	1,151	1,536	4,394	5,432
	6,720	8,695	20,493	31,083
Operating loss	$(5,865)	$(4,363)	$(12,909)	$(26,751)

Bioreagents
Revenue:
U.S.	$908	$1,030	$2,763	$2,913
Canada	66	75	192	220
Other	342	389	1,153	1,257
	1,316	1,494	4,108	4,390
Expenses:
Research and development	440	288	1,194	857
Selling, general and administrative	359	368	1,272	1,138
Cost of bioreagent sales	296	419	1,049	1,228
	1,095	1,075	3,515	3,223
Operating income	$221	$419	$593	$1,167

Totals
Revenue:
Collaborative R&D revenue	$855	$4,332	$7,584	$4,332
Bioreagent sales	1,316	1,494	4,108	4,390
Total revenue	2,171	5,826	11,692	8,722

Expenses:
Research and development	6,009	7,447	17,293	26,508
Selling, general and administrative	1,510	1,904	5,666	6,570
Cost of bioreagent sales	296	419	1,049	1,228
	7,815	9,770	24,008	34,306

Operating loss	$(5,644)	$(3,944)	$(12,316)	$(25,584)

5.                                      THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform in all material respects to U.S. GAAP.

Effect on the consolidated financial statements:

Balance Sheet

For all periods presented there are no significant balance sheet differences under Canadian and U.S. GAAP.

Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share amounts)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss under Canadian GAAP	$(5,623)	$(2,280)	$(12,483)	$(24,743)
Reversal of unrealized foreign exchange (gain) loss on available-for-sale securities (*)	(124)	(890)	214	(85)
Reversal of write-down (up) of short-term investments (*)	284	(498)	336	(113)
	160	(1,388)	550	(198)

Net loss under U.S. GAAP	$(5,463)	$(3,668)	$(11,933)	$(24,941)

Basic loss per common share under Canadian GAAP	$(0.09)	$(0.04)	$(0.20)	$(0.42)

Basic loss per common share under U.S. GAAP	$(0.09)	$(0.06)	$(0.20)	$(0.43)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	61,692	60,179	61,048	58,573

Statement of Cash Flows

For all periods presented there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

As disclosed in Note 11 to the financial statements in the Company’s December 31, 2002 Annual Report on Form 10-K, differences exist for the Company between Canadian and U.S. GAAP.

The following outlines the differences that affect the Company for the three and nine month periods ended September 30, 2003 and 2002.

(*)                                 Under U.S. GAAP Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its short-term securities as available-for-sale and, accordingly, has included the changes in net unrealized holding gains or losses on these securities as a component of stockholders’ equity rather than in operations.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.  Comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share amounts)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss under U.S. GAAP	$(5,463)	$(3,668)	$(11,933)	$(24,941)
Other comprehensive income
Adjustment to unrealized foreign exchange and market gains (losses) on available-for-sale investments	(160)	1,388	(550)	198
Comprehensive net loss under U.S. GAAP	$(5,623)	$(2,280)	$(12,483)	$(24,743)

Comprehensive loss per share under U.S. GAAP	$(0.09)	$(0.04)	$(0.20)	$(0.42)

6.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Collaborative receivable	$645	$(3,673)	$3,355	$(3,673)
Trade receivables	71	24	(87)	(82)
Inventories	65	(15)	206	(44)
Other current assets	(269)	(121)	(85)	(347)
Deferred expenses, net of current portion	31	(459)	151	(459)
Accounts payable and accrued liabilities	950	(1,830)	(3,151)	902
Deferred revenue	(250)	4,755	(1,363)	4,755
	$1,243	$(1,319)	$(974)	$1,052
Supplemental disclosures of cash flows:
Interest paid	$8	$15	$28	$54

Supplemental disclosures of non-cash transactions
Reversal of deferred compensation related to terminated employees	$4	$—	$4	$28

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

The following information should be read in conjunction with our September 30, 2003 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian generally accepted accounting principles or Canadian GAAP.  These principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP.  The differences, as they affect our consolidated financial statements, are described in Note 5 to our September 30, 2003 consolidated financial statements.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

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

In June 2002 we entered into a strategic collaboration with F. Hoffmann-La Roche and Hoffmann-La Roche Inc. (collectively, “Roche”) for the development of our product for the treatment of human papilloma virus, known as HspE7.   This partnership and future partnerships could enable us to develop our product candidates and exploit new applications for our technology, resulting in additional product opportunities.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At September 30, 2003 our accumulated deficit was $146,532,000.  Historically, we have depended principally on equity financings to fund our business activities.  We intend to pursue additional equity financings to fund our business activities, markets permitting.

Liquidity and Capital Resources

Since inception we have relied principally on equity financings, coupled with cash flows generated from our bioreagents business, to fund our research and development programs, operations and capital expenditures.  Through September 30, 2003 we have raised net equity proceeds of $180,092,000, principally through our public issuances of stock, the exercise of warrants and stock options issued since 1996 and, more recently, the issuance of stock and warrants to Roche in connection with the collaboration agreement.  We employ a financial performance measurement system designed to ensure our revenues and expenses are consistent with management’s operational objectives and budgetary constraints.  The variability of anticipated cash utilization is dependent upon several factors, including the timing and extent of clinical development of HspE7.  We believe that our current capital resources are sufficient to fund operations into 2005.  This belief is based on our evolving research and development plans, the current regulatory environment, our historical industry experience in the development of therapeutics and general economic conditions.  Under our collaborative agreement, Roche is obligated to fund process development and manufacture HspE7 for clinical development and commercialization.  At this time, we do not have internal manufacturing capabilities to supply clinical trials or commercial quantities of HspE7.  If we are required or choose to manufacture HspE7 for clinical trials or on a commercial scale, we will need significant additional funds.  If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate the development of HspE7 or other research or development programs.

At September 30, 2003 we had cash, cash equivalents and short-term investments of $38,581,000, a decrease of $7,432,000 from December 31, 2002.  Approximately 23% of cash, cash equivalents and short-term investments were held in U.S. dollars as of September 30, 2003, compared to approximately 13% as of December 31, 2002.

During the three and nine months ended September 30, 2003, capital expenditures totaled $100,000 and $154,000 respectively compared with $151,000 and $319,000 for the same periods in 2002.  Capital purchases in 2003 are consistent with management’s investment policy limiting purchases to those required to preserve our current level of manufacturing and research capabilities.

We have a credit facility for $2,000,000 with a Canadian chartered bank.  At September 30, 2003 and December 31, 2002, $328,000 and $541,000, respectively were used and outstanding under this facility in the form of fixed rate capital leases.   In September 2003 we entered into a term loan agreement with Oxford Finance Corporation, collateralized by equipment owned by the Company.  At September 30, 2003 there was $1,004,000 outstanding on the loan.  Under the terms of the agreement, the Company must issue a letter of credit for the outstanding loan balance if combined cash, cash equivalents, and short-term investments fall below $6,000,000.

We will require additional capital to fund future research and product development activities.  We expect to seek additional funds from various sources, including corporate partners that enter into research and development collaborations with us, and public and private equity financings.  We cannot assure you that additional financing will be available when needed or on satisfactory terms.  If we raise additional funds by issuing equity securities, substantial dilution to our existing shareholders may result.  We may need to obtain funds through collaborative arrangements with others that are on unfavorable terms.  We may also have to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop ourselves.

Results of Operations

For the three and nine months ended September 30, 2003, our net loss was $5,623,000 and $12,483,000 or $0.09 and $0.20 per common share.  This compares with a net loss of $2,280,000 and $24,743,000 or $0.04 and $0.42 per common share for the same periods in 2002.  Our increased net loss during the current quarter compared to the same quarter in 2002 is due, in part, to the timing of research and development (“R&D”) activities, including the current quarter’s completion of phase III AIN and phase II RRP clinical studies, together with a reduction in collaboration revenue generated by R&D activities reimbursable by Roche.  The aggregate improvement during the nine month period in 2003 over 2002 is also attributed to the extent of collaboration revenue and timing of HspE7 clinical trials.

Collaborative R&D revenue

Collaborative R&D revenue was $855,000 and $7,584,000 for the three and nine months ended September 30, 2003, compared with $4,332,000 for the same periods in 2002.  Collaborative R&D revenue for the nine months ended September 30, 2003 includes $4,615,000 for development activities in support of Roche, a time-based development payment of $2,214,000, and $755,000 from the amortization of up-front license fees in accordance with SAB No. 101, Revenue Recognition in Financial Statements. Collaborative R&D revenue declined in the current three month period due to fewer research activities being performed by the Company compared to the period immediately after the consummation of the collaboration agreement.

Bioreagent sales

The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors.  The overall economic slowdown in North America caused industry-wide demand for bioreagents to slow; consequently, our bioreagent sales have declined to $1,316,000 and $4,108,000 for the three and nine months ended September 30, 2003, respectively, compared with $1,494,000 and $4,390,000, for the same periods in 2002.  Foreign exchange fluctuations between the U.S. and Canadian dollar also had an unfavorable effect on our reported sales results, totaling approximately $168,000 and $393,000 during the three and nine month periods ended September 30, 2003 compared to last year’s foreign currency exchange during the same periods.  These impacts were partially offset by the introduction of several higher priced kit-based research products.

Research and development

Research and development, or R&D, includes costs associated with clinical studies, product development, and ongoing exploratory research.  In order to optimize our financial flexibility, we employ clinical research organizations to conduct our clinical trials and engage contract manufacturers to assist us with our product development and manufacturing.

R&D spending decreased by approximately 19% and 35% to $6,009,000 and $17,293,000, respectively, for the three and nine months ended September 30, 2003, compared with $7,447,000 and $26,508,000 for the same periods in 2002.  The decrease for the nine month period in 2003 reflects the cost shift of HspE7 manufacturing scale-up costs and other product development efforts to Roche, partially offset by the timing of HspE7 clinical trials.  Approximately 65% of our R&D spending related to efforts developing HspE7 during the nine months ended September 30, 2003, while most of the remaining spending related to exploratory research, including our follow-on CoValTM fusion product candidates.

Selling, general and administrative expenses

Selling, general and administrative expense, or SG&A, includes executive management, business development, investor relations, legal support and general administrative activities.

SG&A spending decreased by approximately 21% and 14% to $1,510,000 and $5,666,000, respectively, for the three and nine months ended September 30, 2003, compared with $1,904,000 and $6,570,000 for the same periods in 2002.  The decline in spending is attributed to significant business development costs incurred in 2002 to consummate the Roche collaboration agreement.

Cost of bioreagent sales

The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 22% and 26% for the three and nine months ended September 30, 2003, resulting in gross margins of 78% and 74% compared with 72% for the same periods in 2002.    The improvement compared to the prior period is due principally to improved efficiency in the manufacturing process and related allocated overhead.

Interest and other income, net

Interest and other income, net decreased to $41,000 and $499,000 for the three and nine months ended September 30, 2003 compared to $777,000 and $1,059,000 in the same periods in the prior year.  The reduction in interest and other income in the current three month period compared to the same period last year is principally due to a temporary loss on the market value of investments, which is expected to reverse during the fourth quarter of 2003.  Further, lower market interest rates applied to a lower investment portfolio balance contributed to the decline.

Net realized foreign exchange loss

During the three and nine months ended September 30, 2003 and 2002, the US dollar weakened against the Canadian dollar.  Our loss due to foreign exchange rate fluctuation during the three and nine months ended September 30, 2003, was $12,000 and $638,000 respectively, compared to a foreign exchange gain of $902,000 and a loss of $164,000, respectively, in 2002.  During the past several quarters, the U.S. and Canadian dollar exchange rate has fluctuated dramatically, causing gains and losses from quarter to quarter.  We have attempted to minimize this foreign exchange volatility by ensuring that the majority of our investments are denominated in Canadian dollars.

Basic and diluted loss per share

The 147% increase and 50% decrease in net loss to $5,623,000 and $12,483,000 for the three and nine months ended September 30, 2003, respectively, compared to $2,280,000 and $24,743,000 in 2002, was diluted by a 3% and 4% increase in the weighted average number of common shares outstanding for the three and nine months ended September 30, 2003, respectively.   This improvement resulted in a basic and diluted loss per share of $0.09 and $0.20 for the three and nine month periods ended September 30, 2003, as compared with $0.04 and $0.42 for the same periods in 2002.

Differences between Canadian and U.S. generally accepted accounting principles

Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP, our net loss would decrease by $160,000 and $550,000 for the three and nine months ended September 30, 2003.  The principal differences under U.S. GAAP as opposed to Canadian GAAP for the three and nine month periods in 2003, respectively, were the reversal of an unrealized foreign exchange gain on available-for-sale securities of $124,000 and a loss of $214,000, coupled with a $284,000 and $336,000 reversal of a write-down of short-term investments.  Under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP, unfavorable market value adjustments are recorded as a component of retained earnings.

Similarly, to conform to U.S. GAAP for the three and nine months ended September 30, 2002, our net loss would increase by $1,388,000 and $198,000, respectively.  The principal differences under U.S. GAAP compared to Canadian GAAP were the reversal of unrealized foreign exchange gains on available-for-sale securities of $890,000 and $85,000 for the same periods in 2002, coupled with a $498,000 and $113,000 reversal of a write-up of short-term investments in those same periods.

Basic net loss per common share under U.S. GAAP would have been $0.09 and $0.20 in the three and nine months ended September 30, 2003, compared to $0.06 and $0.43 during the same periods in the prior year.  Our current assets and stockholders’ equity at September 30, 2003 are the same under U.S. GAAP and Canadian GAAP: $40,827,000 and $33,325,000, respectively.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements.  Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes.  Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances.  The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty.  Accordingly, actual results could differ from the estimates made.  Our critical accounting policies include:

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

Clinical trial accruals

Clinical trial costs constitute a significant portion of R&D expense.  The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods.  Clinical trials can span multiple accounting periods.  The Company recognizes clinical trial costs in three distinct phases:  start-up phase, patient accrual phase, and close-out phase.  Our expenses related to clinical trials vary based on patient availability, additional statistical analysis requirements, and decisions to extend the patient evaluation period.  Using our current trial accrual methodology, our liability for clinical trials as of September 30,2003 is $2,932,000, including the effect of any work in process terminated at the end of the reporting period.  Alternately, if we utilized a percentage of completion approach and used an operational estimate of the actual work completed as of September 30, 2003 compared to the total contract value, our clinical trial liability would decrease by approximately $1,100,000.

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

We Must Obtain Additional Financing to Execute Our Business Plan

Our revenues from the production and sale of bioreagents and the projected revenues and expense reimbursements from our HspE7 collaboration are not adequate to support the therapeutic product development programs.  We will need substantial additional funds to pursue further research and development; carry out clinical trials; obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products.  We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all of our rights to the related technology or products.

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

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

Due to the complexity of the process of developing therapeutics, our core business depends on our arrangements with pharmaceutical companies, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. We have various research collaborations and outsource many other business functions, including clinical trials and manufacturing.  We may not be able to establish or maintain collaborations that are important to our business on favorable terms, if at all.  The Roche partnership currently requires further information concerning the mechanism of action of the HspE7 product.  We are working with Roche to address these questions.

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

We May Encounter Difficulties in Developing Manufacturing Capabilities and Facilities or Entering into Contracts for Manufacturing with Third Parties

Our manufacturing experience in bioreagents is not directly applicable to the manufacture of therapeutic products.  We have not yet introduced any therapeutic products and have no manufacturing experience with immunotherapeutics.  Before our products can be profitable they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements.  Because we do not have facilities for the production of the products we are developing, we will depend on the manufacturing capabilities of collaborators.  If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in manufacturing, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products.

Production of our products could require raw materials which are scarce or which can be obtained from a limited number of sources.  If our manufacturers were unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products would be delayed.

We Could Need to Conduct More Clinical Trials or Take More Time to Complete Our Clinical Trials Than We Originally Plan

Clinical trials vary in design by factors including their dosage, end points, length, controls, and numbers and types of patients enrolled.  We may need to conduct a series of trials to demonstrate the safety and efficacy of our products.  In addition, we may be required to determine whether our products delay or prevent disease recurrence.  Clinical trials to show that a disease does not recur take longer to complete than clinical trials that end when patients stop having specific symptoms.  The actual schedules for our clinical trials could vary dramatically from the forecasted schedules due to factors including conflicts with the schedules of participating clinicians and clinical institutions, delayed patient accrual and changes affecting supplies for clinical trials.  For example, on June 10, 2003, we announced that we would delay the start of a pivotal Phase III study of pediatric recurrent respiratory papillomatosis until we can use pilot final commercial grade material in the study.

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

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming.  If our potential products are not successfully developed, cannot be proven to be safe and effective through our clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

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

The manufacturers of our products will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance records and documentation.  If the manufacturers cannot comply with regulatory requirements including applicable good manufacturing practice requirements, we may not be allowed to develop or market our product candidates.  If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approval applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors May Develop and Market Drugs That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Many of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than ours.  Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products.  Some of these products have an entirely different approach or means of accomplishing the desired therapeutic effect than products being developed by us.  Alternative products may be developed that are more effective and less costly than the products developed by us.  Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours.  In addition, other forms of medical treatment may be competitive with our products. Our technology or products may become obsolete or uncompetitive.

Our Products May Not Gain Market Acceptance

Our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.  The degree of market acceptance of any product that we may develop will depend on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness, clinical advantages over alternative products, and marketing and distribution support for the products.

Our sales experience is limited to the sale of our bioreagents.  To directly market and distribute any pharmaceutical products we may develop, we or our collaborators will need a marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  We may not be able to establish sales, marketing and distribution capabilities of our own or enter into arrangements with third parties on terms that are acceptable to us.  If we or our partners cannot successfully market and sell our products, our ability to generate revenue will be limited.

Our Operations Involve Risks Which Could Subject Us to Damages Resulting from Accidental Contamination or Injury

The human clinical trials we conduct, including trials in children, may have unforeseen long-term health implications.  We have only limited amounts of product liability insurance for our clinical trials.  We may not correctly anticipate or be able to maintain on acceptable terms the level of insurance coverage that would adequately cover potential liabilities from proposed clinical trials.  Product liability insurance is expensive, difficult to obtain and may not be available in the future.  If we cannot obtain sufficient insurance coverage or other protection against potential product liability claims, we may not be able to commercialize our products.  If any liabilities from a claim exceed the limit of our insurance coverage, we may not have the resources to pay them.

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

Our sales and contract research and development expenses are denominated in U.S. dollars.  Because our financial statements are stated in Canadian dollars, we are exposed to fluctuations of the U.S. exchange rate.  We do not believe this currency risk will have a material impact on our results of operations in the foreseeable future.

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

We maintain a non-trading investment portfolio.  Our market risk exposure is limited to interest rate risk and foreign exchange rate risk.  We computed a hypothetical change in interest rates by applying a 10% change to our average rate of return, resulting in a $82,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $82,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $82,000.  In addition, we computed a hypothetical change in foreign exchange rates by applying a 10% change to our year-end foreign exchange rate and then applied that rate to our average level of U.S. investments during the year, resulting in a $542,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $542,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $542,000. We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $38,581,000 in cash, cash equivalents and short-term investments as of September 30, 2003.

Item 4.  CONTROLS AND PROCEDURES

Our chief financial officer and chief executive officer concluded as of September 30, 2003 that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to Stressgen and its consolidated subsidiaries, based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 15d-15.

PART II—OTHER INFORMATION

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

Stressgen Biotechnologies Corporation

Date: October 27, 2003	/s/ Donald D. Tartre
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