Form 10-K
period 2003-12-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2004-02-19
CIK 1064990

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20594

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No.  333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Yukon Territory, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

350-4243 Glanford Avenue Victoria, British Columbia V8Z 4B9

Parent of Stressgen Biotechnologies, Inc. 6055 Lusk Boulevard, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (250) 744-2811 (858) 202-4900

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 30, 2003 and February 12, 2004, the common shares held by non-affiliates of the Registrant had an aggregate market value of approximately U.S. $77,830,916 and $95,621,515, respectively.  These amounts respectively represented approximately Cdn. $105,484,240 (based on the June 30, 2003 closing price of Cdn. $1.71 per common share, as reported on The Toronto Stock Exchange, and 61,686,690 outstanding common shares) and $126,134,340 (based on the February 12, 2004 closing price of Cdn. $1.74 per common shares as reported on The Toronto Stock Exchange and approximately 72,491,000 outstanding common shares).  These numbers are provided only for the purposes of this report and do not represent an admission by either the Registrant or any non-affiliate as to the status of any person.

The Company’s accounts are maintained in Canadian dollars.  In this Annual Report on Form 10-K, all dollar amounts are stated in Canadian dollars except where otherwise indicated.

Documents incorporated by reference: None.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our forward-looking statements, which are typically indicated by words such as “intend,” “plan,” “anticipate” and “expect,” include statements regarding the results of on-going research, development efforts and the scope of future operations. Such statements are only predictions.  Actual results may differ materially from those implied by our forward-looking statements, due to factors including uncertainties associated with product development, the risk that products do not demonstrate statistically significant results in clinical trials, our dependence upon collaborative partners, our need for additional financing and the risk that we will not obtain approval to market our products.  These and other risks are discussed in this Form 10-K, including under the caption “Factors that May Affect Future Performance.” We disclaim any obligation to update forward-looking statements as circumstances change.

Item 1.  BUSINESS

Overview

We are a biopharmaceutical company focused on the commercialization, development and research of proprietary immunotherapeutics to treat human diseases.  Our platform technology involves using recombinant DNA methods to covalently link together heat shock proteins (Hsp), also known as stress proteins, to proteins such as viral or cancer antigens.  The resulting CoValTM fusion proteins are designed to stimulate immune responses to the disease-specific antigen present in the fusion. By targeting immune responses to a specific antigen, CoValTM fusions use the body’s immune system to combat infectious diseases or cancer.

Most of our resources are devoted to developing our lead product candidate, which we call HspE7.  HspE7 is a fusion between an Hsp and a human papillomavirus (HPV) antigen called E7.  The product is in development for indications caused by HPV such as genital warts, recurrent respiratory papillomatosis (RRP), cervical intraepithelial neoplasia (CIN), cervical cancer and anal intraepithelial neoplasia (AIN).

If HspE7 is approved, it could be useful to treat a large number of patients and a broad spectrum of HPV diseases.  There are approximately 5.5 million new genital HPV infections each year;   more than 20 million people in the U.S. are currently infected with the virus.  An analysis of healthcare costs associated with sexually transmitted diseases showed that the costs of HPV-related diseases ranked second only to the costs of HIV.  HspE7 has the potential to reduce or eliminate recurrence and treat chronic conditions in people already infected with HPV.

HspE7 is important not only as a potential treatment for HPV-related indications but also as a demonstration of the efficacy of CoValTM fusions.  We believe that clinical results will show that fusions developed with our proprietary technology safely and effectively stimulate the immune system to recognize and fight specific diseases.  The type of immune responses induced by CoValTM fusions, as demonstrated in preclinical research, indicates that the Hsp fusion platform technology may apply to the immunotherapy of a wide spectrum of diseases, including cancer and bacterial, fungal and parasitic infections.  Robust preclinical and encouraging clinical data from the HspE7 program have led us to concentrate our current efforts on the treatment of viral diseases.  We are performing research studies on potential treatments for hepatitis B (HBV) and herpes simplex and are evaluating the use of our technology to develop a fusion protein to treat infections caused by hepatitis C (HCV).

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

Business Strategy

Our business objective is to be a leader in the development and commercialization of novel immunotherapeutics for the treatment of virally-induced human disease.  Our strategy includes the following elements:

•      Commercialize HspE7.  We intend to commercialize our lead product, HspE7 for the treatment of conditions caused by HPV.

•      Develop Candidates to Treat Additional Disease Targets.  We plan to develop promising CoValTM fusion product candidates for the treatment of additional viral diseases, alone or with corporate partners.

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

The Immune System

The human immune system is the body’s natural defense mechanism to prevent and combat disease.  The immune system protects the body by specifically recognizing and destroying invading viruses, bacteria and other pathogens.  In addition, the immune system is capable of recognizing and eliminating abnormal cells from the body, such as cells infected with viruses and to some degree precancerous and cancerous cells.

Scientists currently describe the human immune system as using two complementary mechanisms to respond to pathogens, labeled innate and adaptive immunity. Innate immunity, which is a “front-line” defense, includes dendritic cells, macrophages, natural killer cells and gamma delta T cells.  These cells typically recognize structural components, including antigens, common to disease-causing organisms and generate a prompt, but relatively non-specific response.  Adaptive or acquired immunity, which can be triggered by an innate immune response or operate independently, involves B cells and T cells.  Adaptive immunity generates a “tailor-made” or antigen-specific response.

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

Scientific Foundation of Stressgen Technology

Dendritic cells express receptors that specifically recognize Hsp.  As a result, they can capture and process Hsp fusions, which are Hsp covalently linked to antigens.  The Hsp fusions then induce cellular immune responses to the antigen present in the fusions, such as a viral protein.  Preclinical data from both in vitro and in vivo models demonstrate that Hsp fusions trigger innate immune responses; the cells from the innate response signal the adaptive immune system to use its protection mechanisms.  We seek to develop a new class of therapeutic products based on this ability of Hsp fusions to induce antigen-specific CTL responses.

We call Hsp fusions “immunotherapeutics” based on their ability to stimulate the body’s own immune system to attack a pathogen, as does a vaccine.  Unlike existing preventative vaccines, Hsp fusions trigger the immune system to respond to infected cells and cancers already present in the body.  Since preclinical research has shown that Hsp fusions induce CD8+ CTL responses in CD4+-deficient animals, it is possible that even immunosuppressed individuals such as HIV+ patients and transplant recipients may be treated effectively with our platform technology.

Potentially, Hsp fusions can be created with any number of disease-specific protein antigens.  Our most developed product, HspE7, is a recombinant fusion protein composed of the HPV protein E7 and a bacterial Hsp.  In all types of HPV infection, whether “low risk,” including warts or “high risk,” including pre-cancer and cancer, the E7 protein theoretically provides a precise target by which the immune system can recognize and attack HPV-infected cells. Induction of E7-specific cellular immunity by Hsp fusions offers a new approach to the immunotherapy of HPV-associated diseases.

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

Clinical observations made in phase II trials for AIN and genital warts indicate that treatment with HspE7 leads to disease improvement or clearance that is not restricted to lesions containing a specific type of HPV.   These original and surprising findings demonstrate the potential for HspE7 to treat diseases caused by multiple HPV types.  Although the E7 protein present in HspE7 was derived from HPV type 16, which is known to be associated with about half of all cervical cancers and about 20% of pre-cancerous lesions known as anogenital dysplasias, our clinical data strongly suggests that HspE7 can induce cross-reactive T cell responses in genital warts and RRP, which primarily are caused by HPV types 6 and 11.

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

Cervical Intraepithelial Neoplasia and Cervical Cancer

Cervical Intraepithelial Neoplasia, also known as cervical dysplasia, is characterized by the presence in the cervix of abnormal cells that often precede cervical cancer. The abnormal cells are associated with the malignant transformation of epithelial cells infected with HPV virus. Such cells can be detected through regular Pap smear screening.   In the U.S. more than 1.2

million women a year are diagnosed with low-grade cervical dysplasia, according to National Cancer Institute estimates.  Another 200,000 to 300,000 are diagnosed with high-grade cervical dysplasia in the U.S. each year, according to a December 1999 report of the Centers for Disease Control. Worldwide, the problem is much larger. The current treatment for CIN, which involves local surgical techniques, is not always effective.  Surgical treatment may not remove all dysplastic cells and does not treat the underlying viral infection.  In addition, surgery can result in complications such as reduced fertility.

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

Anal Intraepithelial Neoplasia

Anal Intraepithelial Neoplasia is characterized by the presence of abnormal cells that may precede anal cancer.  Data extrapolated from studies of homosexual and bisexual men and the anal cancer population suggests that there may be 500,000 new cases per year in the U.S.   Patients are not commonly screened for AIN; however, there is increasing awareness of the condition. No standard therapies exist for AIN.

Indications Targeted in Early Stage Development and Research Programs

All of the indications described above are associated with HPV, so are candidates for treatment with HspE7.  We are also using our platform technology to create fusions of heat shock proteins with antigens from other sources.  We are testing CoValTM fusions of heat shock proteins with antigens from hepatitis B and herpes simplex to determine whether to advance treatments for those indications into pre-clinical testing and clinical trials.  We consider hepatitis C another logical target for a CoValTM fusion.

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

Herpes Simplex Virus

Herpes Simplex Virus causes genital herpes.  The prevalence of herpes simplex type-2 (HSV-2) has increased by 30% since the late 1970s and is now detectable in about one in five persons 12 years of age or older in the US, according to the NIAID.  An estimated 45 million Americans are already infected with genital herpes, and there are an additional 500,000 to 1,000,000 new cases each year, the NIAID has written.  Since HSV remains dormant in infected persons for their lifetime, genital herpes is a recurrent disease, consisting of alternating episodes of virus reactivation with virus shedding, followed by resolution of the outbreak and return to virus dormancy. Some episodes of reactivation are associated with skin blistering in the genital region, causing physical and psychological discomfort.  Because most episodes of the infection are asymptomatic, people having an outbreak may not be aware that they are transmitting herpes.  As a result, HSV-2 is expected to continue to spread rapidly.  Except in newborns, genital herpes is not life-threatening.  Nonetheless, it is distressing and can contribute to the spread of other sexually transmitted diseases.

HspE7 Development Program

We are dedicating most of our resources to commercializing HspE7 as quickly as we can.  The focus of our HspE7 development program has evolved over time to take advantage of the results from clinical trials, to ensure we are addressing the broadest potential market for the product, and to capitalize upon the resources of third-parties interested in using HspE7 to treat specific indications.

We originally designed HspE7 to be a non-surgical approach for reducing the risk of progression of CIN to cervical cancer.  Because surgical treatments exist for CIN and cervical cancer, we realized that it might be easier and faster to obtain regulatory approval for other HPV indications.

We began focusing on AIN, which leads to anal cancer, based on the advice of scientific advisors, the similarities of those conditions to CIN and cervical cancer, the clear unmet medical needs for the conditions and the lack of widely accepted standard treatments for AIN. The U.S. National Cancer Institute has recognized the potential of HspE7 to prevent cancers caused by HPV.  As a result, in 1999 its Division of Cancer Treatment and Diagnosis signed a Clinical Trials Agreement with us to sponsor clinical trials using HspE7.

Our cancer-related research indirectly led us to explore HspE7 for the treatment of genital warts.  In the course of an AIN clinical trial, we discovered that genital warts regressed in patients with both AIN and genital warts. The size of the genital warts market made it more attractive commercially than AIN or CIN.  To further accelerate the time to market, we sought orphan drug status for RRP, a life-threatening condition in which the warts occur in the upper airways.  As we had hoped, the U.S. Food and Drug Administration granted orphan drug status for HspE7 for the treatment of RRP.  We continued to accrue clinical trials data regarding AIN and genital warts while we began an RRP trial.

Our AIN and genital warts data drew the interest of potential collaborators.  In June 2002 we signed a second agreement with the U.S. National Cancer Institute, in this case with the Division of Cancer Prevention, to sponsor additional clinical trials.  In the same month, we signed a collaboration agreement with Roche for the development of HspE7, which we restated in December 2003.  In December 2003, the U.S. Food and Drug Administration also designated HspE7 as a Fast Track Product development program for the treatment of patients suffering from RRP.

We have recently completed an open-label RRP trial in pediatric patients requiring frequent surgery and an AIN trial; we are analyzing the results.  The AIDS Malignancy Consortium of the National Cancer Institute is evaluating HspE7 in HIV-positive patients with high-grade anal dysplasia. Several other trials with HspE7 are planned.  Based on our findings from the clinical trials we have run to date, advice from an ad hoc clinical advisory board, market research, and our experience with the regulatory approval process, we are targeting RRP as the first market for HspE7.   We hope to expand the indications for HspE7 to some or all of genital warts, AIN, anal cancer, CIN, and cervical cancer after the product is approved for RRP.

Data from HspE7 Clinical Trials

Most of our clinical trials have been conducted in the U.S. using a 500 ug dose of HspE7 given once a month for a total of three doses over 60 days. We have released findings based on data from clinical trials including:

•      An interim review of data from our open-label pediatric RRP trial in 27 patients

•      a 6 month low dose, double-blind placebo controlled trial of AIN patients, most of whom then rolled-over to a 6 month 3x500 ug dose open label arm

•      an open registry of AIN patients, to follow up from a completed low dose, double-blind, placebo controlled trial and a completed 3x500 ug dose open-label trial, for a total of 24 months

•      a chart review of patient from the registry or its predecessor trials, following for a total of 24 months a subset of AIN patients who also had genital warts

The results suggest that the 3x500 ug dose of HspE7 is active against multiple types of HPV.  Data from these studies showed that:

•      treatment with HspE7 increased the time interval between required RRP surgeries and reduced the frequency of surgery in these patients with moderate and severe RRP;

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

Status of Early Stage Research Programs

We are using our proprietary technology of fusing heat shock proteins to antigens to create Hsp fusions with antigens other than E7. Our most active early stage programs involve therapies for chronic hepatitis B infection and herpes simplex virus.  We are compiling preclinical data to support an Investigational New Drug filing for a fusion of an Hsp and a selected HBV antigen.  In mice our HBV fusions have been shown to elicit cytotoxic T lymphocytes (CTL) that recognize the HBV antigen, suggesting such T cells would be capable of killing HBV-infected cells.  The T cells have also shown to produce the cytokine interferon gamma, which is known to have anti-viral activity. The results of these preclinical studies demonstrate the potential efficacy of Hsp-HBV antigen fusions in the immunotherapy of chronic HBV infection.  We believe that our HBV program could offer hope in countering the disease’s significant worldwide impact on human health.

We are assessing the development of Hsp fusion proteins for the immunotherapy of genital herpes.  Presently, we are including a number of HSV-2 proteins in Hsp fusions and testing them in animal models for induction of immune responses to the HSV antigens. An immunotherapy that can induce cellular immunity specific for HSV-2 antigens may lead to a treatment for genital herpes to reduce the number or duration of reactivation episodes or prevent them entirely.

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

We have a worldwide, exclusive license agreement with the Whitehead Institute for our core fusion technology, giving us rights to various patents, pending applications, continuation-in-part applications and their foreign counterparts.  Pursuant to the license agreement we fund the prosecution of the patent applications, which currently include applications in the U.S., Canada, Europe and Japan.  Two U.S. patents, which will expire in 2019, and a European patent, which will expire in 2014, have been granted based on these Whitehead applications.  We are vigorously defending challenges to these patents, which cover Hsp fusions with viral or cancer-associated antigens and their use as immunotherapeutics.  Independently, we have filed additional patent applications directed to Hsp fusions with other viral antigens, including HPV E6 and E7, and their use as immunotherapeutics.    U.S. and European patents based on these applications were granted in 2003.   We also hold issued U.S. patents related to the detection of elevated levels of Hsp expression. Some of the U.S. patent applications received pre-GATT filing status, meaning that their terms extend for 17 years after the date of grant, rather than 20 years from the earliest date of filing.

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

Research and Development Collaborations

We have two clinical trials agreements with the U.S. National Cancer Institute for the co-development of our lead product, HspE7, in the treatment of cancer. The NCI is the U.S. government’s principal institute for cancer research and training.  The clinical trials agreements allow the NCI to develop a general plan for clinical development of HspE7 for cancer-related indications, solicit clinical research protocols from independent investigators and cooperative research groups, and sponsor and fund their studies. We are expected to provide clinical grade HspE7 for the investigators to use in their studies but do not provide funding.  The first clinical trial sponsored by the NCI, testing HspE7 in HIV-positive patients with high-grade anal dysplasia, began in December 2002. The collaboration with the NCI enables studies of HspE7 for the treatment of dysplasias and cancer to progress, while we focus on RRP.

A third-party investigator from a university is running a phase I/II trial of HspE7 in cervical dysplasia under the investigator’s investigational new drug application.  As with the NCI trials, we have access to data from the trial in return for providing HspE7.

We have a number of collaborative or sponsored research agreements that we believe provide us with important sources of research data and could lead to technology development opportunities.      We have entered into an agreement with the National Institute of Allergy and Infectious Diseases to test our hepatitis B candidate in preclinical models.  We are also sponsoring academic institutions to evaluate our hepatitis B candidate in animal models and to perform herpes simplex research with our CoValTM fusions.

Manufacturing

We are currently working with an independent contractor to develop a quality controlled and quality assured process for producing HspE7, based on a set of standard operating procedures, analytical methods and specifications that will allow HspE7 to be manufactured in commercial quantities in accordance with current good manufacturing practice and other regulations. We expect that our dependence on third-parties for the process development and manufacture of heat shock protein fusions will continue for the foreseeable future.

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

We manufacture products for inventory and ship products shortly after the receipt of orders, and anticipate that we will continue to do so in the future. Accordingly, we currently do not have a significant backlog and do not anticipate that we will develop a material backlog in the future. We believe the quantity of inventory we maintain is adequate to ensure reasonable customer service while limiting the volatility of inventory levels.  Inventory quantities can fluctuate significantly as we balance varying customer demand against fluctuating supplies of reagents available to us.  We buy materials for our products from many suppliers, and we are not dependent on any one supplier or group of suppliers. Raw materials are generally readily available at competitive prices from a number of suppliers.  We believe that we will be able to continue to acquire and produce our products in quantities sufficient to meet our customers’ current requirements.

We require patent licenses to sell many of our products.  However, because our sales are spread over more than 400 products, we believe that no individual patent or license is material to our bioreagent business.   In each of the last three years, three product groups have contributed more than 15% of the revenue of the bioreagent business: monoclonal antibodies have contributed approximately 30% of revenue; polyclonal antibodies have contributed approximately 35% of revenue and proteins have contributed approximately 20% of revenue.

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

Two key factors influencing the rate of progression of clinical trials are the rate at which patients can be accrued to participate in the research program and whether effective treatments are currently available for the disease the drug is intended to treat.  Patient accrual can depend upon the incidence and severity of the disease and the alternative treatments available.

Upon completion of all clinical studies, the results of these studies are submitted to the U.S. FDA as part of a biologics license application, in the case of a biological product, or to Canada’s HPFB as part of a new drug submission, to obtain approval to commence marketing the product. An establishment license application to produce a product must also be submitted for approval by the FDA or HPFB.  Additional requirements would apply for an application to market a human prophylactic vaccine.

After a marketing approval is obtained, further studies, including post-market studies, may be required to provide additional data on safety and efficacy necessary to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested.  Also, the FDA or HPFB may require post-market surveillance programs to monitor a product’s side effects.

As well as receiving pre-licensing approval, manufacturing facilities must conform on an ongoing basis with Good Manufacturing Practices, or GMP. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by regulatory authorities.

Whether or not FDA or HPFB approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will be necessary prior to commencement of marketing the product in such countries.  Each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by another authority.

We are also subject to various federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work.

Competition

We are subject to competition from products that use different approaches or means of accomplishing a similar therapeutic effect as our CoValTM fusion products.  Many pharmaceutical and biotechnology companies also focus their  research and product development programs on the treatment of the same therapeutic indications as ours, including HPV, hepatitis B virus, hepatitis C virus, herpes simplex virus and cancer.

Potential competitors that are developing products to treat HPV indications use approaches including therapeutic vaccines, immunotherapies, immunomodulators, topical therapies and small molecule drugs. For example, Transgene S.A., Zycos Inc. and Xenova Group plc are conducting clinical trials with different formulations of HPV antigens as therapeutic vaccines and immunotherapies.

Other potential competitors are performing research and developing therapeutic products based on the intrinsic nature of stress proteins to assist the body in fighting infection and related cancers.  While our technology focuses on heat shock proteins covalently fused to antigens, there are other ways to potentially use heat shock proteins to modulate immune responses. Companies including Antigenics Inc. and Mojave Therapeutics, Inc. are using stress protein-related approaches to stimulate or modulate the body’s immune system in therapeutic applications.  Other companies such as Conforma Therapeutics and Vernalis plc are developing small molecule drugs to modulate heat shock protein expression in cells as another approach for cancer therapy.

Competition in our industry may increase over time due to rapid and substantial changes in technology, and other critical inputs required for product development and commercialization.  Many of our competitors have greater human and financial resources dedicated to product development and human clinical testing than we do, as well as substantial marketing and financial resources.  Acquisitions of, or investments in, competing pharmaceutical and biotechnology companies by other firms could increase such competitors’ financial, marketing and other resources.  Technological developments could render our proposed products or technologies non-competitive.

The diseases we are targeting are currently managed through a variety of therapeutic and surgical approaches.  For example, genital warts can be treated by topical creams and ointments, cryosurgery, freezing, electro-cauterization and laser treatment.  Some papillomas and cancers caused by HPV can be treated surgically.

In the stress protein bioreagent market current direct competition is limited. A few companies have a broad line of competing products, such as Affinity Bioreagents Inc.; several larger companies have introduced a limited range of similar products as ours.  Many of our product licenses are non-exclusive, so competition from other suppliers could increase in the future.

Human Resources

As of January 31, 2004 we employed approximately 95 personnel, of which over 50 were engaged in, directly or indirectly, research and development efforts.  Of the scientific persons employed, two hold an M.D., twelve hold Ph.D.s, and the balance hold either M.Sc. or B.Sc. degrees or other diplomas.  Our employees are not covered by any collective bargaining agreement.  All employees are required to execute confidentiality and assignment of invention agreements as a condition of their employment.

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

We are an Early Stage Development Company

Our biotechnology business is still at an early stage of development.  Significant additional research and development and clinical trials must be completed before our technology can be commercialized.  We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products.  We have undertaken only limited human clinical trials for HspE7 and cannot assure you that subsequent trials will generate comparable results, that the results obtained from laboratory or research studies for our other products will be replicated in human studies, that our human studies will demonstrate efficacy or that our studies and trials will not identify undesirable side effects of our products.  There are no assurances that any of our therapeutic products will:

•      meet applicable health regulatory standards

•      obtain required regulatory approvals or clearances

•      be produced in commercial quantities at reasonable costs

•      be successfully marketed or

•      be profitable enough that we will recoup the investment made in such product candidates.

None of our therapeutic product candidates are expected to be commercially available for several years.  It is possible that we will not successfully develop any therapeutic products.

We Have a History of Operating Losses and May Never Become Profitable

We have not recorded any revenues from the sale of therapeutic products and have accumulated substantial net losses.  We expect we will incur continued losses for at least the next several years while our primary activities are research, development, and clinical trials.  To become profitable we, either alone or with one or more partners, must develop, manufacture and successfully market therapeutic product candidates.

We Must Obtain Additional Financing to Execute Our Business Plan

The revenues from the production and sale of bioreagents and the projected revenues from collaborators are not adequate to support either the development of HspE7 under the restructured Roche Collaboration Agreement or our other therapeutic product development programs.  We will need substantial additional funds to pursue further research and development; carry out clinical trials; obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products.  We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

Due to the complexity of the process of developing therapeutics, our core business depends on arrangements with pharmaceutical companies, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products. We have various research collaborations and outsource many other business functions, including clinical trials and manufacturing.  Our license agreements could obligate us to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications.  There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

A number of risks arise from our dependence on collaborative agreements with third parties.  Product development and commercialization efforts could be adversely affected if any collaborative partner:

•      terminates or suspends its agreement with us

•      causes delays

•      fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials

•      fails to adequately perform clinical trials

•      determines not to develop, manufacture or commercialize a product to which it has rights or

•      otherwise fails to meet its contractual obligations.

Our collaborative partners could pursue other technologies or develop alternative products that could compete with the products we are developing.

The Profitability of Our Products Will Depend in Part on Our Ability to Protect Proprietary Rights and Operate Without Infringing the Proprietary Rights of Others

The profitability of our products will depend in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive.  We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. The patent positions of pharmaceutical and biotechnology enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.  For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the U.S. federal courts.  In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued.  The biotechnology patent situation outside the U.S. is even more uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the U.S.  Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop.  We cannot assure you that:

•      any of our patent applications will result in the issuance of patents

•      we will develop additional patentable products

•      the patents we have been issued will provide us with any competitive advantages

•      the patents of others will not impede our ability to do business or

•      third parties will not be able to circumvent our patents.

On October 22, 2002 Antigenics Inc. announced that it had filed an opposition in the European Patent Office to a European patent and requests for re-examination in the U.S. Patent and Trademark Office of two U.S. patents we licensed in connection with our platform technology.  In October 2003 Antigenics filed an opposition in the European Patent Office to an additional, product specific, European patent.  It could take several years to obtain results from these proceedings.  Until we receive final results from the opposition and re-examination processes, we will not be able to assure investors of the success of our planned vigorous defense of the patents.

A number of pharmaceutical, biotechnology, research and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business.  If these technologies, applications or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied.  Our business may be adversely affected if competitors independently develop competing technologies, especially if we do not obtain, or obtain only narrow, patent protection.  If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all; develop our technology; or introduce, manufacture or sell the products we have planned.

Patent litigation is becoming widespread in the biotechnology industry.  Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development.  There are no assurances that our patents would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe our patents in the event of patent litigation.  Our business could be materially affected by an adverse outcome to such litigation.  Similarly, we may need to participate in interference proceedings declared by the U.S. Patent and Trademark Office or equivalent international authorities to determine priority of invention.  We could incur substantial costs and devote significant management resources to defend our patent position or to seek a declaration that another company’s patents are invalid.

Much of our know-how and technology may not be patentable, though it may constitute trade secrets. There are no assurances that we will be able to meaningfully protect our trade secrets.  We cannot assure you that any of our existing confidentiality agreements with employees, consultants, advisors or collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.  Collaborators, advisors or consultants may dispute the ownership of proprietary rights to our technology, for example by asserting that they developed the technology independently.

We May Encounter Difficulties in Manufacturing our Products

Our manufacturing experience in bioreagents is not directly applicable to the manufacture of therapeutic products.  We have not yet introduced any therapeutic products and have no experience manufacturing immunotherapeutics ourselves.  Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including GMP, production and quality control regulations.  Because we do not have facilities for the production of therapeutic products such as HspE7, we contract with third parties for process development, the scale-up of manufacturing our products from the laboratory bench to commercial quantities, manufacturing of bulk materials, product characterization, filling the product into vials, packaging and related processes.  If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in transitioning our products between the contractors performing different aspects of the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products.

Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources.  If our manufacturers were unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

We Could Need More Clinical Trials or Take More Time to Complete Our Clinical Trials Than We Have Planned

Clinical trials vary in design by factors including dosage, end points, length, controls, and numbers and types of patients enrolled.  We may need to conduct a series of trials to demonstrate the safety and efficacy of our products.  The results of these trials may not demonstrate safety or efficacy sufficiently for regulatory authorities to approve our products.

Regulatory authorities may require us to determine whether our products delay or prevent disease recurrence.  Clinical trials to show that a disease does not recur take longer to complete than clinical trials that end when patients stop having specific symptoms.  The actual schedules for our clinical trials could vary dramatically from the forecasted schedules due to factors including changes in trial design, conflicts with the schedules of participating clinicians and clinical institutions, delayed patient accrual and changes affecting product supplies for clinical trials.

We rely on collaborators, including academic institutions, governmental agencies and clinical research organizations, to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products.  The National Cancer Institute is sponsoring some HspE7 clinical trials.  Since these trials depend on governmental participation and funding, we have less control over their timing and design than trials we sponsor.  Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for product release.  Such delays could reduce investors’ confidence in our ability to develop products, likely causing our share price to decrease.

We May Not Be Able to Obtain the Regulatory Approvals or Clearances That Are Necessary to Commercialize Our Products

The U.S., Canada and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of human therapeutic products.  Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured.  Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products.  Addressing these criteria requires considerable data collection, verification and analysis.  We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming.  If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•      the commercialization of our products could be adversely affected;

•      any competitive advantages of the products could be diminished; and

•      revenues or collaborative milestones from the products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate.  Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval.  Results of post-marketing programs may limit or expand the further marketing of products.  Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

The manufacturers of our products will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation.  If the manufacturers cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates.  If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors May Develop and Market Drugs That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Many competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do.  Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products.  Some of these products have an entirely different approach or means of accomplishing the desired therapeutic effect than products we are developing.  Alternative products may be developed that are more effective, work faster and are less costly than our products.  Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours.  In addition, other forms of medical treatment, such as surgery, may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

Our Products May Not Gain Market Acceptance

Products such as HspE7 may not gain market acceptance among physicians, patients, healthcare payors and the medical community.  The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness, clinical advantages over alternative products, and marketing and distribution support for the products.  Limited information regarding these factors is available in connection with our products or products that may compete with ours.

Our sales experience is limited to the sale of bioreagents.  To directly market and distribute any pharmaceutical products, we or our collaborators will need a marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  We may not be able to establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms.  If we or our partners cannot successfully market and sell our products, our ability to generate revenue will be limited.

Our Operations and the Use of Our Products Could Subject Us to Damages Relating to Injuries or Accidental Contamination

The human clinical trials we conduct, including trials in children, may have unforeseen long-term health implications.  We have only limited amounts of product liability insurance for our clinical trials.  We may not correctly anticipate or be able to maintain on acceptable terms the level of insurance coverage that would adequately cover potential liabilities from proposed clinical trials and eventual commercial sales.  Product liability insurance is expensive, difficult to obtain and may not be available in the future.  If we cannot obtain sufficient insurance coverage or other protection against potential product liability claims, the commercialization of our products may become financially infeasible.  If any liabilities from a claim exceed the limit of insurance coverage, we may not have the resources to pay them.

Our research and development processes involve the controlled use of hazardous and radioactive materials.  We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products.  The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous or radioactive materials, we could be held liable for resulting damages.  We are not insured with respect to this liability. Such liability could exceed our resources.  In the future we could incur significant costs to comply with environmental laws and regulations.

Our Success Depends On Attracting and Retaining Qualified Personnel

We depend on a core management and scientific team.  The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates.  Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation.  We face competition for personnel from other companies, universities, public and private research institutions, government entities

and other organizations.  If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Our Revenues Will Depend Upon the Availability of Reimbursement from Third-Party Payors That Are Increasingly Challenging the Price and Examining the Cost Effectiveness of Medical Products and Services

Sales of therapeutic products depends in part upon the availability of reimbursement from third-party payors, including government health administration authorities, managed care providers, private health insurers and other organizations.  These third-party payors increasingly attempt to contain costs by challenging the price of products and services and limiting the coverage and level of reimbursement for pharmaceutical products.  Third party reimbursement for our products may be inadequate to enable us to maintain prices that provide a return on our product development investment.  Governments continue to propose and pass legislation designed to reduce healthcare costs.  This legislation could further limit reimbursement.  If government and third-party payors do not adequately reimburse patients for the costs of our products, the market for our products may be limited.

Our Share Price Has Been and Is Likely to Continue to Be Highly Volatile

As is typical for biotechnology companies without an approved product on the market, our share price has been highly volatile in the past and is likely to continue to be volatile. The price of our shares could be materially affected by factors including:

•      the announcement of clinical trials results by us or our competitors

•      regulatory actions

•      safety issues

•      changes affecting patents or exclusive licenses

•      future issuances of shares

•      the announcement of technological innovations

•      the release of publications

•      the development of new commercial products

•      changes in regulations

•      the release of financial results

•      public concerns over risks relating to biotechnology

•      sales of shares by existing shareholders and

•      changes in analyst recommendations.

The volatility of our shares may be heightened while it is traded primarily on the TSX, which attracts primarily Canadian shareholders.  Because some institutional investors invest in TSX-listed companies in proportion to their weight on that index, changes within the S&P/TSX Composite Index may also increase volatility in our share price.  Although management continues to explore a cross-listing on the NASDAQ or a U.S. exchange, it can provide no assurances regarding the timing or ultimate results of such a transaction.

Item 2.  PROPERTIES

Our principal research facilities are in Victoria, British Columbia, together with our Stressgen Bioreagents Limited Partnership operations.  Our two Victoria businesses share approximately 25,000 square feet of office, research and manufacturing space under a lease that expires at the end of 2005.

Most of our executive, clinical research, regulatory affairs and financial functions are provided by our subsidiary, Stressgen Biotechnologies, Inc., which has offices in San Diego, California and Collegeville, Pennsylvania.  We lease approximately 10,600 square feet of office space in San Diego under a lease that expires in December 2005.  Our Collegeville lease approximates 5,000 square feet and expires in December 2004.  Personnel from both the parent corporation and Stressgen Biotechnologies, Inc. support the development of HspE7, for which our subsidiary Stressgen Development Corporation has primary responsibility.

Item 3.  LEGAL PROCEEDINGS

As of the date hereof, we are not a party to any material legal proceedings.  From time to time we are involved in certain litigation arising out of our operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Share Information

Our common shares are listed and posted for trading in Canada on The Toronto Stock Exchange under the symbol “SSB.”  The following table sets forth, for the periods indicated, the high and low sales prices of the common shares, as reported on the Toronto Stock Exchange.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

	High	Low
2003

Fourth Quarter	2.23	1.56
Third Quarter	2.43	1.44
Second Quarter	2.78	1.40
First Quarter	2.12	1.31

2002

Fourth Quarter	2.75	1.25
Third Quarter	4.05	2.26
Second Quarter	4.59	3.25
First Quarter	5.79	3.92

On February 12, 2004, the closing price of our common shares as reported by The Toronto Stock Exchange was $1.74 per share.  We had 132 registered holders, 25 of whom were residents of the U.S.  Of the approximately 72,491,000 common shares outstanding, the portion held by registered holders in the U.S. was approximately 6,554,000 or 9%.

There were approximately 13,000 holders of our common shares as of the most recent annual general meeting of shareholders on May 6, 2003.

Dividend Policy

We have not declared or paid any dividends on our common shares since inception.  We anticipate that all available cash will be needed to finance the expansion of our business and have no plans to pay dividends in the foreseeable future.

Equity Compensation Plans

We have two equity compensation plans, a 1996 Share Incentive Plan and a 2001 Equity Incentive Plan. Both plans were approved by our shareholders.   The following table aggregates the data from the two plans as of December 31, 2003:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
(a)	(b)	(c)
4,978,118	$4.21	358,986

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

The ICA requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian” as defined in the ICA who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry Canada. The ICA generally prohibits implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the ICA is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian would be reviewable under the ICA if it were an investment to acquire control of Stressgen and the value of our assets of was $5 million or more. Higher limits apply for acquisitions by or from World Trade Organization member country investors.

The acquisition of a majority of the voting interests of an entity or of a majority of the undivided ownership interests in the voting shares of an entity that is a corporation is deemed to be acquisition of control of that entity.  The acquisition of less than a majority but one-third or more of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is presumed to be acquisition of control of that corporation unless it can be established that, upon the acquisition, the corporation is not controlled in fact by the acquiror through the ownership of voting shares. The acquisition of less than one-third of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is deemed not to be acquisition of control of that corporation. Certain transactions in relation to our common shares would be exempt from review from the ICA, including an:

•      acquisition of common shares by a person in the ordinary course of that person’s business as a trader or dealer in securities;

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

The ICA was amended with the Act to Implement the Agreement Establishing the World Trade Organization (Canada) to provide for special review thresholds for World Trade Organization member country investors. Under the ICA, as amended, an investment in our common shares by an investor from a country which is a member of the WTO would be reviewable only if it were an investment to acquire control of the company and the value of the assets of the company was equal to or greater than a specified amount, which increases in stages. As at December 31, 2003, the review threshold was $223,000,000. This amount is subject to an annual adjustment on the basis of a prescribed formula in the ICA to reflect inflation and real growth within Canada.

Certain Canadian Federal Income Tax Information for United States Residents

The following is a summary of certain Canadian federal income tax considerations generally applicable to holders of common shares who, for purposes of the Income Tax Act (Canada) (the “Canadian Tax Act”), deal at arm’s length and are not affiliated with Stressgen, hold such shares as capital property, do not use or hold, and are not deemed to use or hold, the common shares in connection with a trade or business carried on, or deemed to be carried on, in Canada at any time, have not been at any time residents of Canada for purposes of the Canadian Tax Act and are residents of the United States of America (“U.S. Residents”) under the Canada-U.S. Income Tax Convention (1980) (the “Convention”).  The common shares will generally be considered to be capital property of holders unless such shares are held in the course of carrying on a business, or in an adventure or concern in the nature of trade.  Furthermore, this summary does not apply to any holder which carries on an insurance business in Canada and elsewhere, in respect of the common shares that are effectively connected with the holder’s Canadian insurance business or that are “designated insurance property” as defined in the Canadian Tax Act.

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

This summary is based on the current provisions of the Canadian Tax Act and the regulations thereunder (the “Regulations”), proposed amendments to the Canadian Tax Act and/or Regulations publicly announced by the Minister of Finance (Canada) prior to the date hereof (the “Proposed Amendments”), and the provisions of the Convention as in effect on the date hereof.  No assurance can be given that the Proposed Amendments will be entered into law in the manner proposed, or at all.

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

A holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain on a disposition or deemed disposition of common shares (including the death of the holder) unless at the time of such disposition such shares constitute taxable Canadian property of the holder for purposes of the Canadian Tax Act and such holder is not entitled to relief under an applicable tax treaty.  The common shares will generally not constitute taxable Canadian property of a holder at the time of a disposition of such shares provided (1) such shares are listed on a prescribed stock exchange (which includes the Toronto Stock Exchange and would currently include the American Stock Exchange or NASDAQ), (2) the holder does not use or hold or is not deemed to use or hold, such shares in connection with carrying on a business in Canada, and (3) the holder, persons with whom such holder does not deal at arm’s length, or the holder and such persons, has not owned 25% or more of the issued shares of any class or series of our share capital at any time within the 5 years preceding the date of disposition.  In any event, under the Convention, gains derived by a holder who is a resident of the U.S. (within the meaning of the Convention) from the disposition of common shares will generally not be taxable in Canada unless the value of the common shares is derived principally from real property situated in Canada.  If the common shares held by a holder do not constitute taxable Canadian property or if a capital gain in respect of the common shares would because of a tax treaty be exempt from tax under the Canadian Tax Act, any capital loss arising upon the disposition of the common shares will not be available to be used to offset a capital gain realized in respect of another property, which may be subject to tax under the Canadian Tax Act.  To the extent the common shares disposed of constitute taxable Canadian property; the holder will be required to file a Canadian tax return, even if the gain arising from such a disposition is exempt from tax because of a tax treaty.

Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a U.S. Resident will generally be subject to Canadian non-resident withholding tax at the rate of 25%. Currently, under the Convention the rate of Canadian non-resident withholding tax will generally be reduced to: (i) 5% of the gross amount of dividends if the beneficial owner is a company (other than a limited liability company) that is resident in the U.S. and that owns at least 10% of our voting stock; or (ii) 15% of the gross amount of dividends if the beneficial owner is a resident of the U.S. (and is not a limited liability company) but does not qualify for the 5% withholding rate.

United States Federal Income Tax Considerations

The following summary is a general description of the material United States federal income tax consequences of the purchase, ownership and disposition of common shares by U.S. Holders (as defined below). This summary does not address all potentially relevant U.S. federal income tax matters. This description is intended for general information purposes only and does not constitute an opinion regarding tax consequences.  It is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury regulations promulgated thereunder, and judicial and administrative interpretations thereof, all as in effect on the date hereof and all of which are subject to change, prospectively or retroactively.

The tax treatment of a holder of common shares may vary depending upon his particular situation. Certain holders (including, but not limited to, persons that are not U.S. Holders, banks, insurance companies, tax-exempt organizations, financial institutions, persons subject to the alternative minimum tax, real estate investment trusts, regulated investment companies, persons or entities that have a “functional currency” other than the U.S. dollar, shareholders who acquired their stock through the exercise of employer stock options, and broker-dealers) may be subject to special rules not discussed below. The following summary is limited to U.S. Holders who will hold the common shares as “capital assets” within the meaning of Section 1221 of the Code, and do not actually or constructively own 10% or more of our voting stock. The discussion below does not address the effect of any state, local or foreign tax law on a holder of the common shares.

Prospective investors should consult their own tax advisors about the federal, state, local, and foreign tax consequences of purchasing, owning and disposing of common shares.

As used herein, the term “U.S. Holder” means (i) an individual who is a citizen or resident of the United States, (ii) a partnership, corporation or other entity organized in or under (or treated for federal income tax purposes as organized in or under) the laws of the United States or any state thereof, (iii) an estate subject to United States federal income taxation without regard to the source of its income, and (iv) a trust if (a) a U.S. court is able to exercise primary supervision over the trust’s administration and (b) one or more U.S. fiduciaries have the authority to control all of the trust’s substantial decisions. The term “Non-U.S. Holder” shall mean the beneficial owner of common shares other than a U.S. Holder.

Dividend Income

Subject to the discussion of the “passive foreign investment company” rules below, for United States federal income tax purposes, the gross amount of a distribution with respect to common shares will include the amount of any Canadian federal income tax withheld, and will be treated as a taxable dividend to the extent of our current and accumulated earnings and profits.

To the extent that distributions exceed our current or accumulated earnings and profits, they will be treated first as a return of capital up to the U.S. Holder’s adjusted basis in the common shares and thereafter as gain from the sale or exchange of the common shares.

If a dividend distribution is paid in Canadian dollars, the amounts includable in income will be the U.S. dollar value, on the date of receipt, of the Canadian dollar amount distributed. Any subsequent gain or loss in respect of such Canadian dollars arising from exchange rate fluctuations will be ordinary income or loss.

U.S. Holders who are individuals are currently subject to a maximum federal income tax rate of 15% on dividends received from foreign corporations that are “qualified foreign corporations”, as defined by the Code.  We believe that the Company is a qualified foreign corporation.

Subject to the limitations set forth in the Code, as modified by the United States-Canada income tax treaty, U.S. Holders may elect to claim a credit against their United States federal income tax liability for Canadian income tax withheld from dividends received in respect of common shares. For purposes of calculating the credit for the Canadian taxes paid against the United States taxes imposed, the dividend should be foreign source income.  The rules relating to the determination of the foreign tax credit are complex. U.S. Holders should consult their personal tax advisors to determine whether and to what extent they would be entitled to such credit. U.S. Holders that do not elect to claim foreign tax credits may instead claim a deduction for Canadian income tax withheld.

Sale of Common Stock

Subject to the discussion of the “passive foreign investment company” rules below, the sale of common shares will generally result in the recognition of gain or loss in an amount equal to the difference between the amount realized on the sale and the holder’s adjusted basis in such common shares.

Gain or loss upon the sale of the common shares will be long-term or short-term capital gain or loss, depending on whether or not the common shares were held for more than one year prior to the sale. Preferential tax rates for long-term net capital gains are applicable to a U.S. Holder that is an individual, estate or trust. There are currently no preferential tax rates for long-term capital gains for a U.S. Holder that is a corporation. Short-term capital gains are generally taxed at ordinary income tax rates.  Deductions for net capital losses are subject to significant limitations.

PFIC Status

Special rules are applicable to U.S. Holders that hold stock of a “passive foreign investment company” (“PFIC”).  A foreign corporation is a PFIC if at least 75% of its gross income for the taxable year is passive income or if at least 50% by value of the assets it holds during the taxable year produce or are held for the production of passive income. For publicly traded corporations such as Stressgen, the asset test is met if the fair market value of passive income-producing assets equals or exceeds 50% of the sum of the corporation’s liabilities plus the value of its outstanding stock.  U.S. Holders of common shares can be adversely affected by the PFIC rules if they hold or have held our common shares in a year in which we have or had PFIC status.

In general, a U.S. Holder of common shares in a PFIC is required to prorate all gains realized on the disposition of such U.S. Holder’s common shares and all “excess distributions” (as such term is defined by Section 1291) over the entire holding period for the common shares (excluding any period prior to the first year during which we were a PFIC). All gains or excess distributions allocated to such prior years are taxed at the highest tax rate for each such prior year applicable to ordinary income. The U.S. Holder also would be liable for interest on the foregoing tax liability for each such prior year calculated as if such tax liability had come due in each such prior year.  However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund (“QEF”) with respect to such holder’s interest therein, the above-described rules generally will not apply.  Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC’s ordinary earnings and net capital gain regardless of whether such income or gain was actually distributed.  A U.S. Holder of a QEF can, however, elect to defer the payment of U.S. federal income tax on such income inclusions, but would then be obligated to interest to the government on the deferred payment.  In addition, subject to certain limitations, U.S. Holders owning marketable stock in a PFIC are permitted to elect to mark that stock to market annually.  Amounts included in or deducted from income under the mark to market alternative (and actual gains and losses realized upon disposition, subject to certain limitations) will be treated as ordinary gains or losses.

We believe that Stressgen was not a PFIC for the year 2003 or prior years.  However, because PFIC status depends on the character of our income and assets in each year, there can be no assurance with respect to whether we will qualify as a PFIC in future years.  Further, there can be no assurance that our determination concerning our PFIC status will not be challenged by the IRS.  If we determine that Stressgen is a PFIC we will determine at that time whether we will provide sufficient information for a U.S. Holder to make the QEF election.  Therefore, each prospective investor is urged to consult with a tax advisor with respect to how the PFIC rules would affect its tax situation.

Controlled Foreign Corporation Status

If more than 50% of the voting power of all classes of stock or the total value of our stock is owned, directly or indirectly, by citizens or residents of the United States, United States domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of whom own 10% or more of the total combined voting power of all classes of stock of the Company (“10% U.S. Shareholders”), Stressgen could be treated as a CFC under Subpart F of the Code. If in 1998 or thereafter Stressgen qualifies as a CFC, 10% U.S. Shareholders are generally not required to apply the PFIC rules, provided that, in some cases, complex tax elections are made. The classification of Stressgen as a CFC would effect many complex results including the required inclusion by 10% of U.S. Shareholders’ in income of their pro rata shares of our Subpart F income. In addition, gain from the sale or exchange of stock by a holder of our shares who is or was a 10% U.S. Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary dividend income to the extent of our earnings and profits attributable to the stock sold or exchanged. Because of the complexity of Subpart F, and because it is not clear that Subpart F would apply to the holders of our shares, a 10% U.S. Holder is urged to consult with their tax advisors to determine the applicable rules.

Due to the complexity of the tax rules, U.S. persons who are shareholders of Stressgen are strongly urged to consult their own tax advisors concerning the impact of these rules on their investment in our shares.

Changes in Securities

In December 2003, we issued a total of 10,638,298 units in a Canadian offering which was exempt from U.S. registration requirements under Regulation S.  Each unit was comprised of one common share and one-half of one purchase warrant. Each whole warrant entitles the holder to purchase one additional common share for a period of 36 months from December 23, 2003 at a price of $2.44 per common share.  The offering was made by a syndicate of underwriters co-led by Canaccord Capital Corporation and Raymond James Ltd. and including Desjardins Securities Inc., Orion Securities Inc. and Dlouhy Merchant Group Inc.  The units were issued at the price of $1.88 each, for net proceeds of approximately $18,700,000.

We paid to the underwriters and incurred share issue costs of approximately $1,300,000 in consideration of services rendered by them in connection with the offering.  We also agreed to indemnify the underwriters and their broker/dealer affiliates against certain liabilities, including liabilities under the United States securities laws and under Canadian securities legislation and to contribute to payments that the underwriters may be required to make in respect thereof.  In addition, we agreed not to issue or enter into agreement to issue any common shares or any securities convertible into or exchangeable for common shares without the prior consent of the underwriters, such consent not to be unreasonably withheld, until the date which is 90 days after the closing of the offering, except pursuant to our stock option plan, employee purchase plans and any convertible securities that are outstanding on the date hereof

We intend to use the net proceeds of the financing primarily for general corporate purposes, including for the manufacturing and clinical development of HspE7 and working capital.

Item 6.  SELECTED FINANCIAL DATA

Annual Financial Data

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain respects from generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The differences as they affect our financial statements are described in Note 11 to our audited consolidated financial statements filed as part of Item 8 hereof.  Because we report on a consolidated basis, our results include those of our subsidiaries, including a U.S. subsidiary, which provides management, research and development services, and a Barbados subsidiary, which is responsible for the development of HspE7.

Consolidated Statement of Operations Data

	Year ended December 31
	2003	2002	2001	2000	1999
	(In thousands of Canadian dollars, except per share amounts)
Net revenues
Canadian and U.S. GAAP	$13,419	$14,042	$5,419	$4,156	$3,274
Research and development expenses
Canadian and U.S. GAAP	20,865	33,675	35,906	23,961	14,322
Net loss (1)
Canadian GAAP	(16,245)	(28,802)	(35,939)	(25,407)	(16,738)
U.S. GAAP	(15,298)	(28,922)	(36,341)	(35,766)	(19,515)
Basic and diluted loss per common share
Canadian GAAP	(0.26)	(0.49)	(0.70)	(0.63)	(0.58)
U.S. GAAP	(0.25)	(0.49)	(0.71)	(0.88)	(0.67)

Consolidated Balance Sheet Data

	As of December 31
	2003	2002	2001	2000	1999
	(In thousands of Canadian dollars)
Cash and short-term investments
Canadian GAAP	$52,090	$46,013	$62,682	$70,567	$16,477
U.S. GAAP	52,090	46,013	62,682	70,710	16,477
Total assets (2)
Canadian GAAP	56,430	54,815	67,789	74,325	19,852
U.S. GAAP	56,430	54,815	67,789	74,468	19,852
Long-term obligations
Canadian GAAP	2,672	3,606	578	1,036	1,467
U.S. GAAP	2,672	3,606	578	1,036	1,467

The information set forth above is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as part of this Form 10-K.

(1)           To conform with U.S. GAAP, our net loss would decrease by $947,000 in 2003 and increase by $120,000 in 2002, $402,000 in 2001, $10,359,000 in 2000, and $2,777,000 in 1999.  In 2003, the

principal difference in our net loss under U.S. GAAP rather than Canadian GAAP was due to the reversal of $541,000 in unrealized foreign exchange losses and the reversal of a $406,000 previously recorded adjustment to short-term investments.  In 2002, the principal difference in our net loss under U.S. GAAP rather than Canadian GAAP was due to the reversal of $69,000 in unrealized foreign exchange gain and the reversal of a $51,000 previously recorded adjustment to short-term investments.  In 2001, the principal difference in our net loss under U.S. GAAP rather than Canadian GAAP was due to unrealized foreign exchange gain on available for sale securities of $541,000 offset by net $139,000 of other items.  In 2000, the principal difference in our net loss was due to the release of escrow shares of $9,093,000, stock based compensation expenses including non-compensatory costs to non-employees of $1,674,000, and changes related to unrealized losses on available for sale securities totaling $372,000.  In 1999, the principal difference was due to the release of escrow shares totaling $2,061,000 and a net loss of $768,000 resulting from the dissolution of the joint venture.

(2)           At December 31, 2003, 2002, 2001 and 1999, there were no differences in total assets under U.S. GAAP relative to Canadian GAAP.  At December 31, 2000, the difference in total assets under U.S. GAAP relative to Canadian GAAP was $143,000, due to an increase in market value on available-for-sale securities.

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

Fiscal Year Ended December 31,

	2003	2002	2001	2000	1999
High	$1.5747	$1.6128	$1.6023	$1.5600	$1.5302
Low	1.2924	1.5108	1.4933	1.4350	1.4440
Average	1.4015	1.5702	1.5518	1.4855	1.4858
Period End	1.2924	1.5800	1.5925	1.4995	1.4440

As of February 12, 2004, the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was U.S.$0.76 = Cdn.$1.00 (equivalent to U.S.$1.00 = Cdn.$1.3191).

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risk and uncertainties.  The predictions described in these statements may not materialize if management’s current expectations regarding our future performance prove incorrect. Our results could also be affected by factors including, but not limited to, our reliance on collaborative partners and other risks described above under “Factors That May Affect Future Performance.”  The forward-looking statements are based on currently available information; we disclaim any obligation to update them.

The following information should be read in conjunction with our 2003 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian GAAP.  These principles differ in certain respects from U.S. GAAP.  The differences, as they affect our consolidated financial statements, are described in Note 11 to our consolidated financial statements.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

From our inception in 1990 to 1993, our core business involved the sale of bioreagents.  Although we have retained and expanded our bioreagent business worldwide, our primary focus since 1993 has been the research and development of innovative stress protein-based fusion products that will stimulate the body’s immune system to combat viral infections and related cancers.  Our core, exclusively licensed technology involves the fusion of heat shock proteins with viral or cancer-associated antigens.  The lead product candidate developed with this technology, HspE7, targets a variety of human papillomavirus-related diseases.  We are also performing research studies on potential treatments for hepatitis B and herpes simplex and are evaluating whether our technology could produce a fusion protein to treat infections caused by hepatitis C.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At December 31, 2003 our accumulated deficit was $150,294,000.  Historically, we have depended principally on equity financings to fund our business activities.  We intend to pursue additional equity financings to fund our business activities, markets permitting.

During the period encompassed herein, we have devoted over 60% of our resources to our HspE7 product development program.  HspE7 is being developed as a treatment for conditions caused by HPV, including genital warts, recurrent respiratory papillomatosis, anal intraepithelial neoplasia, cervical intraepithelial neoplasia and cervical cancer.  The balance of our resources were devoted to our on-going research programs involving the fusion of heat shock proteins with viral or cancer associated antigens and research in support of our bioreagent business.

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

Restructured Roche Agreement

On December 2, 2003, we announced a restructuring of our June 24, 2002 collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), providing for the development and commercialization of our pharmaceutical fusion product candidate, HspE7.  By regaining control of the HspE7 manufacturing program, we expect the restructured agreement to better facilitate our clinical development of HspE7 in recurrent respiratory papillomatosis and additional indications caused by the human papillomavirus, while allowing Roche to develop a second generation HspE7 product targeting genital warts.  We have resumed all responsibility for all manufacturing and other costs of the indications we choose to develop.

Roche may pay a fee and event-driven milestones aggregating up to $207,000,000 (US$138,000,000) to obtain exclusive rights to the first generation HspE7 product, in which case it will become responsible for related costs.  Assuming this fee is paid and all HspE7 development and commercial milestones are achieved and Roche exercises its rights to certain other CoValTM fusion product candidates, the payments to us, excluding sales-based payments (similar to royalties), could approximate $340,500,000 (U.S.$227,000,000), beyond the approximately $32,250,000 (U.S.$21,500,000) we have received from Roche relating to the development of a first generation HspE7 product to date. Until March 31, 2005 we can elect, under defined circumstances, to terminate Roche’s exclusive rights to the first generation HspE7 product.

Once the first generation HspE7 product is on the market, we can elect to launch a sales force in the U.S. and Canada and record sales for three years after regulatory approval in those countries.  In that case we will pay Roche a mid-single digit percentage or a low double-digit percentage of our net sales, depending upon the timing and occurrence of Roche’s exercise.  Under these conditions, no earlier than three years after market launch of HspE7, Roche can begin recording sales in the U.S. and Canada.  Once Roche begins recording sales in those countries, we will receive sales-based payments, which are expected to approximate 35% of Roche’s net HspE7 product sales.  In the rest of the world, Roche will record sales immediately after market launch and we will receive sales-based payments of 20% of Roche’s net sales.

Roche can also obtain exclusive rights to develop a second generation HspE7 product upon payment of a license fee.  In such case, we will receive alternative milestones based upon the clinical and regulatory development of the second generation product.  Roche will assume responsibility for manufacturing and all costs of its development program.  After commercialization of the second generation HspE7 product, we will receive tiered, progressive sales-based payments from Roche at levels that we believe are competitive with other agreements of this stage and type.  Roche can credit a portion of its milestone payment against the sales-based payments on the second generation product.

Roche is obligated to make additional commercial success payments of up to $127,500,000 (US$85,000,000) depending upon the aggregate net sales of either or both generations of the HspE7 product.  In addition Roche has separate non-exclusive rights to negotiate licenses to our CoValTM  fusion product candidates for the treatment of cancer and hepatitis C.  By paying additional fees, Roche can make these rights exclusive to January 1, 2007.

Liquidity and Capital Resources

Since inception we have relied principally on equity financings, coupled with cash flows generated from our bioreagents business, to fund our research and development programs, operations and capital expenditures.  Through December 31, 2003 we have raised net equity proceeds of $199,056,000, including approximately $18,700,000 of net proceeds from an equity financing in December 2003.

Under the terms of our restructured collaboration agreement with Roche, we may receive approximately $15,000,000 to $22,500,000 (US$10,000,000 to US$15,000,000) in 2005.  We have assumed responsibility for all manufacturing costs of producing first generation HspE7 product along with any additional incremental costs of pursuing the indications we choose to develop, including RRP. At this time, we do not have internal manufacturing capabilities to supply material for clinical trials or provide commercial quantities of HspE7 and therefore we will need significant additional funds.  If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate the development of HspE7 or other research or development programs.

We believe that our current capital resources are sufficient to fund operations into 2005.  This belief is based on our research and development plans, the current regulatory environment, our historical industry experience in the development of therapeutics and general economic conditions.

We employ a financial performance measurement system designed to ensure our revenues and expenses are consistent with management’s operational objectives and budgetary constraints.  Our cash utilization in 2004 is dependent upon several factors, including the timing and progress of clinical development of HspE7 and the cost of manufacturing clinical supplies.

At December 31, 2003, we had $52,090,000 of cash, cash equivalents and short-term investments. The $6,077,000 increase over 2002 is due principally to $18,700,000 raised through an equity financing along with $4,594,000 of net proceeds from an equity investment by Roche, offset by net losses of $16,245,000.  At December 31, 2003 and 2002, approximately 24% and 13% of cash, cash equivalents and short-term investments were held in U.S. dollars.

During 2003, capital expenditures totaled $165,000 compared with $380,000 and $1,783,000 during 2002 and 2001 respectively.  The 2003 reduction in capital spending is due to management’s investment policy limiting purchases to those required to preserve our current level of manufacturing and research capabilities. The 2002 reduction in capital expenditures compared to 2001 was due to the completion of significant improvements to our laboratory facilities and additional purchases of laboratory equipment to support our ongoing research and bioreagent manufacturing activities in 2001.  Capital expenditures during 2004 are expected to remain consistent at 2003 levels, reflecting management’s strategic investment policy.

At December 31, 2003 and 2002 we had outstanding principal balances of, $1,125,000 and $580,000, respectively, in the form of fixed rate capital leases and term loan agreements.  In September 2003 we entered into a term loan agreement with Oxford Finance Corporation, collateralized by equipment we own. At December 31, 2003 there was $906,000 outstanding on the loan.  Under the terms of the agreement, we must issue a letter of credit for the outstanding loan balance if combined cash, cash equivalents, and short-term investments fall below $6,000,000.

The following table summarizes our contractual obligations as of December 31, 2003.  The table does not include items such as contracts with outside parties as the commitment to pay does not exist until completion of work.

	Payments due by period (including interest)
Contractual Obligations	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Term loan	$1,040,000	$440,000	$600,000	—	—
Capital lease obligations	$231,000	$176,000	$55,000	—	—
Operating lease obligations	$1,694,000	$875,000	$819,000	—	—

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

Results of Operations

During 2003, we realized a net loss of $16,245,000 or $ 0.26 per common share.  These results compare with a net loss of $28,802,000 in 2002 and $35,939,000 in 2001 ($0.49 and $0.70 per share, respectively).  The $12,557,000 improvement in our net loss position during 2003 compared to 2002 is due principally to decreased spending on research and development (“R&D”) activities related to manufacturing development spending that was funded by Roche, along with the timing of expenses related to our ongoing clinical trials.

Collaborative R&D revenue

We recorded collaborative R&D revenue of $8,094,000 and $8,370,000 in 2003 and 2002, respectively, relating to development activities in support of Roche’s activities under the June 2002 collaboration agreement and amortization of up-front license fees in accordance with Staff Accounting Bulletin (“SAB”) No 101 “Revenue Recognition in Financial Statements.”  Collaborative R&D revenue in 2003 includes $4,912,000 for development activities, $2,214,000 for a time based milestone payment and $968,000 for the amortization of upfront license fees.  Collaborative R&D revenue in 2002 includes $7,815,000 for development activities and $555,000 from the amortization of upfront license fees.  Under the terms of the restructured HspE7 collaboration agreement, we expect future collaborative R&D revenue to include amortization of the initial up-front license fee, which was adjusted to reflect the increased development period, and recognition of future milestone revenues.

Bioreagent sales

The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors.  In 2003, an overall economic slowdown in North America caused industry-wide demand for bioreagents to slow.  These events combined with the weakening U.S. dollar compared to the Canadian dollar, decreased our 2003 bioreagent sales by 6% to $5,325,000 compared to 2002. The effect of the weakening U.S. dollar on our reported sales results totaled approximately $625,000 for the year ended December 31, 2003.  These impacts were partially offset by the introduction of several higher priced kit-based research products.  Our bioreagent sales increased by 5% in 2002, compared to 2001, attributed principally to increased demand for stress protein and antibody bioreagents, increased prices and complementary new product introductions.

Research and development

Research and development, or R&D, includes costs associated with clinical studies, product development, and ongoing exploratory research.  In order to optimize our financial flexibility, we employ clinical research organizations to conduct our clinical trials and engage contract manufacturers to assist us with product development and manufacturing.

R&D spending decreased by approximately 38% to $20,865,000 in 2003, compared with $33,675,000 in 2002. The 2003 decrease is due to the reduction in manufacturing development spending and timing of expenses recorded for our on-going clinical trials as compared to 2002.  During 2002, R&D spending decreased by approximately 6% to $33,675,000, compared with $35,906,000 in 2001.  The 2002 decrease reflects a mid-2002 cost shift of HspE7 manufacturing scale-up costs and other product development efforts to Roche under the now superceded June 2002 Roche collaboration agreement.

Our R&D spending in 2003 consisted principally of in-house research activities, spending to support the final stages of our clinical trials, and activities to support our collaboration with Roche.  During 2003, our clinical program focused on our RRP phase II trial and AIN phase III trials.  We released interim data on the RRP phase II trial in 2003.  Final data related to both the RRP and AIN trials is expected in 2004.  During 2003 over 60% of our R&D spending related to efforts developing HspE7 as compared with over 80% in 2002.  The remaining spending related to exploratory research focusing on our follow-on CoValTM fusion product candidates and research in support of our bioreagent business. During 2004, we expect to devote approximately 90% of planned R&D spending to support HspE7 development.  We anticipate that R&D spending will increase in 2004 due to our assumption of HspE7 manufacturing and development activities from Roche and preparation for additional clinical trials.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, includes executive management, business development, investor relations, legal support and general administration.

SG&A expenses decreased by 13% to $7,303,000 in 2003 compared with $8,409,000 in 2002, and $7,782,000 in 2001.  The fluctuations between 2003, 2002, and 2001 are due principally to increased 2002 spending on business development activities associated with consummating our original collaboration agreement with Roche.  We anticipate that in 2004 SG&A spending will be consistent with that of 2003.

Cost of bioreagent sales

The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 25% in 2003 and 29% in 2002 and 2001, resulting in gross margins of 75% in 2003 and 71% in 2002 and 2001.  The 2002 and 2001 gross margins were lower than in 2003 due principally to write-offs of obsolete and slow moving inventory.  We continually review sales trends in determining the realizable value of inventories and make adjustments, as necessary.  In 2004, we anticipate that the gross margin will be between 72% and 76%.

Interest and other income

Interest and other income decreased in 2003 by 45% to $702,000 compared with $1,267,000 in 2002.   Lower market interest rates applied to a lower investment portfolio balance contributed to the decline.  Also, a temporary loss of market value on investments was recorded in 2003, which is expected to reverse in the first half of 2004.

Interest and other income decreased by 49% to $1,267,000 in 2002 compared with $2,507,000 in 2001.  Our reduced cash and short term investment balances and lower interest rates available in 2002, compared to 2001, resulted in less interest income.

Net foreign exchange gain/loss

In 2003 foreign exchange loss increased by 158% to $833,000 from $323,000 in 2002.  During the past two years, the U.S. and Canadian dollar exchange rate has fluctuated dramatically, causing gains and losses from quarter to quarter.  We have reduced this foreign exchange volatility, in part, by ensuring that the majority of our investments are denominated in Canadian dollars.

In 2002 we incurred a $323,000 loss compared to a $1,502,000 gain in 2001.  This loss resulted from the volatility of currency markets and the weakening of the U.S. dollar compared to the Canadian dollar during 2002.

Basic and diluted loss per share

The 44% decrease in net loss to $16,245,000 in 2003 compared with $28,802,000 in 2002, was diluted by a 4% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss per share of $0.26 in 2003 and $0.49 in 2002.

The 20% decrease in net loss to $28,802,000 in 2002, compared with $35,939,000 in 2001, was diluted by a 15% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss per share of $ 0.49 in 2002, compared with $0.70 in 2001.

Differences between Canadian and U.S. generally accepted accounting principles

Our financial statements have been prepared in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP, our net loss would decrease by $947,000 in 2003 and increase by $120,000 in 2002 and $402,000 in 2001.  In 2003, the principal difference in our net loss using U.S. GAAP rather than Canadian GAAP is due to the reversal of an unrealized foreign exchange loss on available-for-sale securities of $541,000, coupled with a $406,000 reversal of previous adjustments to short-term investments.  Under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP, unfavorable market value adjustments are recorded as a component of retained earnings.

Similarly, in 2002, the principal difference in our net loss using U.S. GAAP rather than Canadian GAAP is due to the reversal of $69,000 in unrealized foreign exchange gain on available for sale securities and a $51,000 reversal of market value adjustments previously made to short term investments recorded under Canadian GAAP.   In 2001, the principal difference in our net loss using U.S. GAAP rather than Canadian GAAP is due to the reversal of $541,000 in unrealized foreign exchange gain recorded under Canadian GAAP.  A complete discussion of these and other less significant differences between U.S. GAAP and Canadian GAAP are described in Note 11 to our consolidated financial statements.

Net loss per common share under U.S. GAAP would have been $0.25, $0.49 and $0.71 in 2003, 2002 and 2001, respectively.  There are no differences under Canadian and U.S. GAAP with respect to our current assets and our stockholders’ equity at December 31, 2003 and 2002.

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

Revenue recognition

Revenue from collaborative R&D arrangements may include multiple elements within a single contract.  Our accounting policy complies with the revenue determination requirements set forth in EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” and EIC 142 “Revenue Arrangements with Multiple Deliverable,” relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  We have estimated the fair value of deliverables in the Roche agreement using standard industry techniques.  Changes in the determination of fair values or performance periods relating to certain deliverables, and associated milestones, could impact the timing of future revenue streams.

Clinical trial accruals

Clinical trial costs constitute a significant portion of R&D expense.  We recognize expenses related to our ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods.  Clinical trials can span multiple accounting periods.  We recognize clinical trial costs in three distinct phases:  start-up phase, patient accrual phase, and close-out phase.  Our expenses related to clinical trials could vary based on patient availability, additional statistical analysis requirements, and decisions to extend the patient evaluation period.  Using our current trial accrual methodology, our liability for clinical trials as of December 31, 2003 is $1,409,000, including the estimated effect of any work-in-process terminated at the end of the reporting period.  Alternately, if we utilized a percentage of completion approach and used an operational estimate of the actual work completed as of December 31, 2003 compared to the total contract value, our clinical trial liability would decrease by approximately $270,000.

Stock-based compensation

In September 2003, the CICA Accounting Standards Board released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870, to provide the same alternative methods of transition as is provided in the U.S. for voluntary adoption of the fair value based method of accounting.  The AcSB has also amended Section 3870 to require that all transactions whereby goods and services are received in exchange for stock-based compensation and other payments result in expenses that should be recognized in financial statements, and that this requirement would be applicable for financial periods beginning on or after January 1, 2004.  Section 3870 requires that share-based transactions should be measured on a fair value basis. The Company will adopt the provisions of AcSB Section 3870 beginning January 1, 2004.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use the Canadian dollar as our measurement and functional currency.  As a result, we are exposed to foreign currency fluctuations through our operations because a substantial amount of our contract research and development spending has been transacted in other currencies, principally in U.S. dollars.  However, since approximately 95% of our bioreagent product sales are in U.S. dollars, there is partial matching of U.S. dollar denominated expenses and revenues.  We translate monetary assets and liabilities into Canadian dollars using the rate of exchange prevailing at our balance sheet date. We record the resulting exchange gains and losses in our statement of operations.  Although we do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, we may do so in the future if conditions change.

A hypothetical change in foreign exchange rates by applying a 10% change to our year-end foreign exchange rate, then applying that rate to our average level of U.S. investments during the year, would result in a $286,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $286,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $286,000.

We are also exposed to interest rate risk, because we maintain cash equivalent and short-term investment portfolio holdings of various issuers, types, and maturity dates with large banks and investment banking institutions.  We occasionally hold short-term investments beyond 120 days. The market value of these short-term investments on any day during the investment term may vary as a result of market interest rate fluctuations.

A hypothetical change in interest rates comparable to a 10% change to our average rate of return would result in a $77,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $77,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $77,000.

We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $52,090,000 in cash, cash equivalents and short-term investments as of December 31, 2003.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management is responsible for the preparation of the consolidated financial statements and all related information appearing in this Annual Report.  The consolidated financial statements and notes have been prepared in conformity with Canadian generally accepted accounting principles and include certain amounts that are estimates based upon currently available information and management’s judgment of current conditions and circumstances.

To provide reasonable assurance that assets are safeguarded against losses from unauthorized use or disposition and that accounting records are a reliable source for financial statement preparation, management maintains a system of accounting and other controls.  Even an effective internal control system, no matter how well designed, has inherent limitations — including the possibility of circumvention or overriding of controls — and therefore can provide only reasonable assurance with respect to financial statement presentation.  We seek to improve and modify our internal control system in response to changes in business conditions, operations and prevailing practices and recommendations made by our independent auditors.

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

/s/ Daniel L. Korpolinski	/s/ Gregory M. McKee
President and Chief Executive Officer	Vice President of Corporate Development and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Stressgen Biotechnologies Corporation:

We have audited the accompanying consolidated balance sheet of Stressgen Biotechnologies Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stressgen Biotechnologies Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in accordance with accounting principles generally accepted in Canada.

/s/ Deloitte & Touche LLP

February 12, 2004
San Diego, California

STRESSGEN BIOTECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEET

(Canadian dollars in thousands, except share information)

	December 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$19,996	$31,202
Short-term investments	32,094	14,811
Accounts receivable, net	733	4,279
Inventories	639	838
Other current assets	512	518
Total current assets	53,974	51,648

Plant and equipment	2,196	2,746
Deferred expenses, net of current portion	260	421
	$56,430	$54,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,975	$8,833
Current portion of deferred revenue	688	1,115
Current portion of notes payable	518	318
Total current liabilities	5,181	10,266

Long-term liabilities:
Deferred revenue, net of current portion	2,065	3,344
Notes payable, net of current portion	607	262
Total long-term liabilities	2,672	3,606

Total liabilities	7,853	13,872

Stockholders’ equity:
Common shares and other equity – no par value; unlimited shares authorized, 72,491,403 and 60,209,989 shares issued and outstanding at December 31, 2003 and 2002, respectively	199,056	175,384
Deferred stock compensation	(185)	(392)
Accumulated deficit	(150,294)	(134,049)
Total stockholders’ equity	48,577	40,943
	$56,430	$54,815

See accompanying notes to consolidated financial statements

/S/ DANIEL L. KORPOLINSKI	/S/ KEN GALBRAITH
Director, President and Chief Executive Officer	Director

STRESSGEN BIOTECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Canadian dollars in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001

Revenue:
Collaborative R&D revenue	$8,094	$8,370	$—
Bioreagent sales	5,325	5,672	5,419
Total revenue	13,419	14,042	5,419

Operating expenses:
Research and development	20,865	33,675	35,906
Selling, general and administrative	7,303	8,409	7,782
Cost of bioreagent sales	1,312	1,635	1,573
	29,480	43,719	45,261

Operating loss	(16,061)	(29,677)	(39,842)

Other income (expenses):
Interest and other income	702	1,267	2,507
Net foreign exchange (loss) gain	(833)	(323)	1,502
Interest expense	(53)	(69)	(106)
	(184)	875	3,903
Net loss	$(16,245)	$(28,802)	$(35,939)

Basic and diluted loss per common share	$(0.26)	$(0.49)	$(0.70)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	61,458	58,986	51,205

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(Canadian dollars in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(16,245)	$(28,802)	$(35,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	715	797	621
Compensation expense related to stock option grants	207	224	177
Unrealized foreign exchange loss (gain)	1,054	(20)	(1,462)
Loss (gain) on market value of investments	406	(145)	—
Changes in operating assets and liabilities	(2,652)	1,423	143
Net cash used in operating activities	(16,515)	(26,523)	(36,460)

Cash flows from investing activities:
Purchase of short-term investments	(33,255)	(76,641)	(37,095)
Sales and maturities of short-term investments	15,025	91,388	78,346
Purchase of plant and equipment	(165)	(380)	(1,783)
Net cash (used in) provided by investing activities	(18,395)	14,367	39,468

Cash flows from financing activities:
Proceeds from issuance of common shares	23,672	10,604	29,248
Proceeds from borrowings	1,004	—	102
Repayment of borrowings	(459)	(535)	(454)
Net cash provided by financing activities	24,217	10,069	28,896

Effect of exchange rate changes on cash and cash equivalents	(513)	(49)	921

Increase (decrease) in cash and cash equivalents	(11,206)	(2,136)	32,825
Cash and cash equivalents, beginning of year	31,202	33,338	513
Cash and cash equivalents, end of year	$19,996	$31,202	$33,338

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Canadian dollars in thousands, except share data)

	Common shares and other equity		Warrants		Def Stock Comp	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balance at January 1, 2001	49,892,271	$134,739	3,833,500	$—	$—	$(69,308)	$65,431
Issued for cash on exercise of stock options	423,219	973	—	—	—	—	973
Issued for cash on exercise of Warrants	577,298	2,119	(577,298)	—	—	—	2,119
Issued for cash, net of issue costs	6,699,100	26,156	—	—	—	—	26,156
Deferred stock compensation	—	807	—	—	(807)	—	—
Compensation expense related to stock option grants	—	—	—	—	177	—	177
Net loss	—	—	—	—	—	(35,939)	(35,939)
Balance at December 31, 2001	57,591,888	164,794	3,256,202	—	(630)	(105,247)	58,917
Issued for cash on exercise of stock options	575,902	1,706	—	—	—	—	1,706
Conversion of warrants to common shares	3,963	—	(25,057)	—	—	—	—
Warrants issued in connection with Roche Collaboration	—	—	2,036,435	1,264	—	—	1,264
Issued for cash in connection with Roche Collaboration	2,036,436	7,657	—	—	—	—	7,657
Other, net	1,800	(37)	—	—	28	—	(9)
Compensation expense related to stock option grants	—	—	—	—	210	—	210
Net loss	—	—	—	—	—	(28,802)	(28,802)
Balance at December 31, 2002	60,209,989	174,120	5,267,580	1,264	(392)	(134,049)	40,943
Issued for cash on exercise of stock options	229,516	375	—	—	—	—	375
Issued for cash, net of issue costs	10,638,298	17,796	5,319,149	904	—	—	18,700
Adjustment due to price difference in warrant transaction related to Roche Collaboration	—	—	191,739	—	—	—	—
Conversion of warrants to common shares in connection with Roche Collaboration	1,413,600	5,352	(1,413,600)	(758)	—	—	4,594
Expiration of warrants	—	—	(3,231,145)	—	—	—	—
Other, net	—	3	—	—	4	—	7
Compensation expense related to stock option grants	—	—	—	—	203	—	203
Net loss	—	—	—	—	—	(16,245)	(16,245)
Balance at December 31, 2003	72,491,403	$197,646	6,133,723	$1,410	$(185)	$(150,294)	$48,577

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

Basis of presentation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to current year presentation.

Financial statements and estimates

The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles (“Canadian GAAP”), and conform in all material respects with accounting principles generally accepted in the United States of America (“U.S. GAAP”), except as discussed in Note 11.

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

Revenue from collaborative research and development (“R&D”) arrangements may include multiple elements within a single contract.  The Company’s accounting policy complies with the revenue determination requirements set forth in EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and EIC 142, Revenue Arrangements with Multiple Deliverables, relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  Payments received under collaborative arrangements may include the following:  non-refundable fees at inception of contract for technology rights; funding for services performed; milestone payments for specific achievements; and payments based upon resulting sales of products.

The Company recognizes collaborative research and development revenues as services are rendered consistent with the performance requirements of the contract.  Revenue from non-refundable contract fees where the Company has continuing involvement through research and development collaborations or other contractual obligations, less the fair market value of any related warrants, is recognized ratably over the development period or the period for which Stressgen continues to have a performance obligation.  The period of development is evaluated on a regular basis.  During December 2003, the Company increased the development period to reflect management’s research and development plan.  Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the agreement, provided payment is proportionate to the effort expended.  Payments are recorded as deferred revenue if they are received in advance of performance or delivery.

Clinical trial accruals

The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods.  The Company recognizes clinical trial costs in three distinct phases:  the start-up phase, the patient accrual phase, and the close-out phase.  The total estimated trial cost is divided into these three phases based on the tasks involved in conducting the trial.  Based on the design of the trial, the cost of each phase could vary from trial to trial.  Upon the start of the trial, the start-up portion of the trial contract is accrued.  As patients enter the trial, the patient accrual cost is ratably recognized.  Once the study is complete and analysis of the patient data has been initiated, the close-out portion of the trial is recognized.

Stock-based compensation plan

Multiple standards exist regarding the recognition, measurement and disclosure of stock-based compensation and other stock-based payments. The Company has adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002.  This standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method.  The standard encourages the use of a fair value based method for all awards granted to employees, but requires the use of a fair value based method only for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets.  Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.

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

	Years ended December 31,
(In thousands, except per share amounts)	2003	2002	2001

Net loss under Canadian GAAP	$(16,245)	$(28,802)	$(35,939)

Net loss under U.S. GAAP (See Note 11 for reconciliation to Canadian GAAP)	$(15,298)	$(28,922)	$(36,341)

Employee stock compensation expense included in net loss under Canadian GAAP	207	224	177

Employee stock compensation expense included in net loss under U.S. GAAP	207	224	258

Additional employee compensation expense under the fair value method	(2,419)	(2,850)	(3,232)

Pro forma net loss under Canadian GAAP	$(18,457)	$(31,428)	$(38,994)

Pro forma net loss under U.S. GAAP	$(17,510)	$(31,548)	$(39,315)

Pro forma basic loss per common share under Canadian GAAP	$(0.30)	$(0.53)	$(0.76)

Pro forma basic loss per common share under U.S. GAAP	$(0.28)	$(0.53)	$(0.77)

The weighted-average per-share fair values of the individual options granted during 2003, 2002 and 2001 were $1.06, $2.63 and $2.50, respectively.

The fair values of the options were determined using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2003	2002	2001
Dividend yield	0%	0%	0%
Volatility	75%	78%	55%
Risk-free interest rate	2.54%	3.50%	3.57%
Expected life	4 years	4 years	4 years

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of cash and highly liquid investments, including investment grade corporate debt securities with original maturities when acquired of three months or less.  Short-term investments consist of investment grade securities, which are capable of prompt liquidation and are carried at the lower of cost plus accrued interest or quoted market value.

Inventories

Inventories are valued at the lower of average cost or net realizable value.

Plant and equipment

Plant and equipment are recorded at cost and depreciated over their estimated useful lives on a declining-balance basis, except for leasehold improvements, which are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life.  The approximate annual depreciation and amortization rates are as follows:

Laboratory equipment	20%
Computer equipment	30%
Furniture and equipment	20%
Leasehold improvements	the lesser of the lease term or the estimated useful life

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

Fair value of financial instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments.  The carrying value of fixed rate capital leases and term loan obligations approximate fair value, as the imputed interest rate is approximately equivalent to the market rates charged on similar arrangements.

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

The Company extends credit on an uncollateralized basis primarily to its customers in the U.S.  The Company has not experienced significant credit losses on customer’s accounts.  The Company has derived 100% of its collaboration revenue from Roche.

Research and development costs

Research and development costs associated with the Company’s various research and development programs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses.  Overhead expenses are comprised of general and administrative support provided to the research and development programs. These expenses include costs associated with support activities such as information technology, finance and human resources as well as for the use of facilities.  Research and development costs are expensed as incurred, unless they meet generally accepted accounting criteria for deferral and amortization.  The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date.  To date, no research and development costs have been deferred.

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

New Accounting Pronouncements

In September 2003, the AcSB released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870, to provide the same alternative methods of transition as is provided in the US for voluntary adoption of the fair value based method of accounting. These provisions permit either retroactive (with or without restatement) or prospective application of the recognition provisions to awards not previously accounted for at fair value. Prospective application is only available to enterprises that elect to apply the fair value based method of accounting to that type of award for fiscal years beginning before January 1, 2004.

The AcSB has also amended Section 3870 to require that all transactions whereby goods and services are received in exchange for stock-based compensation and other payments result in expenses that should be recognized in financial statements, and that this requirement would be applicable for financial periods beginning on or after January 1, 2004.  Section 3870 requires that share-based transactions should be measured on a fair value basis. The Company will adopt the provisions of AcSB Section 3870 beginning January 1, 2004.

The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure in December 2002.  SFAS No. 148 provides alternative transition methods for entities that voluntarily elect to adopt the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.  In addition, SFAS No. 148 requires more prominent pro forma disclosures of the effect on net income and earnings per share if the company had applied these fair value recognition provisions.  The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  While the Company has not elected to adopt the provisions in SFAS 123, pro forma financial results are discussed in Note 1.

2.             COLLABORATIVE AGREEMENT

On December 2, 2003, the Company announced that it had restructured its June 24, 2002 collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), providing for the development and commercialization of Stressgen’s pharmaceutical fusion product candidate, HspE7.  The parties agreed to restructure the agreement to facilitate the clinical development by Stressgen of HspE7 in recurrent respiratory papillomatosis and additional indications caused by the human papillomavirus, while providing Roche an opportunity to purchase a license to develop a second generation HspE7 product targeting genital warts. Roche may pay a fee to obtain exclusive rights to the first generation HspE7 product.  Assuming this fee is paid and all HspE7 development and commercial milestones are achieved and Roche exercises its rights to certain other CoValTM fusion product candidates, payments to the Company, excluding sales-based payments (similar to royalties), could approximate $340,500,000, beyond the approximately $32,250,000 received from Roche relating to the development of a first generation HspE7 product to date.

Under the terms of the restructured collaboration agreement, the extent of control that the Company originally retained for developing and marketing the first generation HspE7 product for RRP will expand to all indications other than genital warts.  Stressgen will assume all responsibility for all manufacturing and other costs of the indications it chooses to develop.  In addition Roche can obtain exclusive rights to the first generation HspE7 product by paying Stressgen a fee and event-driven milestones aggregating up to $207,000,000.  Until March 31, 2005 Stressgen can elect, under defined circumstances, to terminate Roche’s exclusive rights to the first generation HspE7 product.

If Roche exercises its exclusive rights to the first generation HspE7 product, it will fund all prospective costs for the first generation product.  Further, the Company can elect to launch a sales force in the U.S. and Canada and record sales for three years after regulatory approval in those countries, in which case we will pay Roche a mid single-digit percentage or a low double-digit percentage of net sales, depending upon the timing and occurrence of Roche’s exercise.  Under these conditions, no earlier than three years after market launch of HspE7, Roche can begin recording sales in the U.S. and Canada.  Once Roche begins recording sales in those countries, the Company will receive sales-based payments, which are expected to approximate 35% of Roche’s net HspE7 product sales.  In the rest of the world, Roche will record sales immediately after market launch and the Company will receive sales-based payments of 20% of Roche’s net sales.

For the years ended December 31, 2003 and 2002, the Company recognized collaborative R&D revenue of $8,094,000 and $8,370,000, respectively, relating to development activities in support of Roche’s activities under the June 2002 collaboration agreement and amortization of up-front license fees in accordance with SAB No. 101 “Revenue Recognition in Financial Statements.”  Collaborative R&D revenue in 2003 includes $4,912,000 for development activities, $2,214,000 for a time based milestone payment and $968,000 for the amortization of upfront license fees.  Collaborative R&D revenue in 2002 includes $7,815,000 for development activities and $555,000 from the amortization of up-front license fees.

3.             BALANCE SHEET DETAILS

At December 31, 2003 and 2002, our short-term investments consisted of corporate debt securities and government issued debt securities, which had a net book value and market value of $32,094,000 and $14,811,000, respectively.

The MIT/Whitehead license agreement discussed in Note 4 requires certain license maintenance fees and royalty payments.  Upon receiving the upfront license fee payment from Roche in 2002, the Company recorded a $634,320 payable due to MIT/Whitehead and a related deferred expense.  The payment was made in January 2003.  The Company recognizes the related deferred expense over the development period, which was adjusted in conjunction with the restructured Roche collaborative agreement.  At December 31, 2003 and 2002 the Company had a total of $347,000 and $561,778 of deferred expense related to this payment.

The Company recorded an additional $221,000 payable due to MIT/Whitehead related to the $2,214,000 milestone payment received from Roche in April 2003.  The payment was made to MIT/Whitehead during the third quarter of 2003.

The following tables provide details of selected balance sheet items:

	December 31,
	2003			2002
(In thousands)	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Plant and equipment:
Laboratory equipment	$4,397	$2,771	$1,626	$1,932
Computer equipment	1,025	733	292	393
Furniture and fixtures	563	391	172	240
Leasehold improvements	716	610	106	181

	$6,701	$4,505	$2,196	$2,746

	December 31,
(In thousands)	2003	2002

Accounts receivable:
Trade accounts receivable	$492	$527
Collaborative receivable	277	3,790
Less: allowance for doubtful accounts	(36)	(38)
	$733	$4,279
Inventories:
Raw materials, net	$202	$417
Work in process, net	146	145
Finished goods, net	291	276
	$639	$838

Accounts payable and accrued liabilites:
Trade accounts payable	$1,461	$3,607
Clinical trial accruals	1,409	3,133
Accrued compensation and benefits	1,009	1,274
Royalty payable	—	634
Other accrued liabilities	96	185
	$3,975	$8,833

4.             COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into operating lease agreements for office and laboratory space that expire at various times through 2005. These leases require the Company to make minimum lease payments, plus a share of operating costs, taxes, insurance and maintenance.

At December 31, 2003 and 2002, $1,125,000 and $580,000, respectively, were used and outstanding in the form of fixed rate capital leases and term loan agreements.   In September 2003 the Company entered into a 36-month term loan agreement with Oxford Finance Corporation, collateralized by equipment owned by the Company.  At December 31, 2003 there was $906,000 outstanding on the loan.  Under the terms of the agreement, the Company must issue a letter of credit for the outstanding loan balance if combined cash, cash equivalents, and short-term investments fall below $6,000,000.

At December 31, 2003 total future minimum lease commitments under operating leases; fixed rate capital leases and term loan agreements are as follows:

(In thousands)

Year ending December 31,	Operating	Capital	Term loan	Total Capital and term loan
2004	$875	$176	$440	$616
2005	819	55	439	494
2006	—	—	161	161
Total	$1,694	231	1,040	1,271
Less: amount representing interest				(146)
Present value of minimum payments				1,125
Less: current portion				(518)
Long term notes payable				$607

Patent License Agreement

The Company has a worldwide, exclusive license agreement with Massachusetts Institute of Technology and the Whitehead Institute for Biomedical Research.  The patents and patent applications covered by this license agreement include various pending applications and continuation-in-part applications and their foreign counterparts, including patent applications filed in the U.S., Canada and Japan in 1994 for the use of Hsp fusions with viral or cancer-associated antigens as immunotherapeutics.    Historically, the Company’s patent-related costs are related to therapeutic products that have not obtained regulatory approval and are not marketable. As a result, the Company has treated such costs as costs for which recoverability cannot be determined, and has expensed them as incurred.

5.             STOCKHOLDERS’ EQUITY

Common Shares

In June 2002 the Company issued 2,036,436 common shares for $7,657,000 pursuant to the collaboration agreement with Roche (see Note 2).  The equity was issued at a per share price determined by the weighted average price of common shares of the Company during the ten business days prior to the Roche transaction.

At the time of the original collaboration agreement, Roche received two warrants to purchase the common stock of Stressgen.  The Company allocated $1,264,000 as the fair value of the warrants, determined by an independent valuation expert.  In April 2003 Roche exercised the first warrant to acquire 1,413,600 common shares at $3.25, resulting in net proceeds of $4,594,000 to the Company.  Under the original collaboration agreement, the Company had the right to call the second warrant resulting in an issuance of a range of shares and exercise price depending upon the price of the Company’s common stock. In connection with the restructured collaboration agreement, Roche has a continued right, but not an obligation, to exercise the second warrant for 814,574 shares at a purchase price of $3.76 per share at any time until June 28, 2007.

The Company has unlimited authorized common share capital.

Common Share Financings

In December 2003, the Company completed an offering of 10,638,298 units at a price of $1.88 per Unit for gross proceeds of $20,000,000.  Each unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant.  The Company incurred total share issue costs on the offering of approximately $1,300,000.  Under the conditions of the offering, the Company agreed to indemnify the underwriters and their broker/dealer affiliates against certain liabilities, including liabilities under the United States securities laws and under Canadian securities legislation and to contribute to payments that the underwriters may be required to make in respect thereof.

In 2001, the Company completed an offering for 6,699,100 common shares at $4.15 per share for gross proceeds of $27,801,000.  The Company incurred total share issue costs on the offering of $1,645,000.

Stockholders’ equity at December 31, 2003 and 2002 includes $2,207,000 and $2,179,000, respectively, of contributed surplus.

1998 Special Warrants

In 1998 the Company issued Class B Warrants to purchase 4,000,000 shares for $3.30 per share or pursuant to a cashless exercise provision.  The unexercised Class B Warrants expired on June 12, 2003.  As a result the Company no longer has the obligation to issue up to 3,231,145 common shares that had been reserved for issuance upon exercise of the Class B Warrants.

Employee Share Option Plans

In 2001, the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the “2001 Plan”).  Between the date of grant and stockholder approval, the market price of the Company’s common stock increased, resulting in deferred compensation of $807,000 associated with these options.  The deferred compensation has been amortized to expense over the vesting period of the granted options.  At that time, the Company stopped granting options under its pre-

existing 1996 Share Incentive Plan.  At December 31, 2003, there were 4,978,118 total options issued and outstanding under the two plans, at exercise prices ranging from $1.22 to $8.00 per share with remaining weighted average contractual lives of 7 years to 9 years, and 358,986 options available for future grant under the 2001 Plan.

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price

Balance at January 1, 2001	3,374,177	$4.05
Granted	1,415,000	5.24
Exercised	(423,219)	2.30
Cancelled	(190,375)	4.92
Balance at December 31, 2001	4,175,583	4.59
Granted	1,092,250	4.41
Exercised	(575,902)	2.96
Cancelled	(387,368)	5.46
Balance at December 31, 2002	4,304,563	4.69
Granted	1,157,500	1.80
Exercised	(229,516)	1.63
Cancelled	(254,429)	3.66
Balance at December 31, 2003	4,978,118	$4.21

The following table summarizes information related to all stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.22 - $1.99	1,353,453	8.1	$1.71	750,414	$1.76
$2.00 - $3.99	626,000	8.7	3.24	304,525	3.50
$4.00 - $5.99	1,464,565	7.5	4.87	1,082,770	4.87
$6.00 - $8.00	1,534,100	6.5	6.19	1,473,661	6.19
	4,978,118			3,611,370

6.             INCOME TAXES

The reported income tax recovery differs from the amount computed by applying the Canadian basic statutory rates to the net loss.  The reasons for this difference and the related tax effects are as follows:

	Years ended December 31,
(In thousands)	2003	2002	2001

Canadian basic statutory tax rates	35.6%	39.6%	45.0%

Expected income tax recovery	$(5,786)	$(11,411)	$(16,173)
Foreign tax rate differences	1,669	(2,080)	22,208
Prior year losses producing current benefit	—	(125)	(7,412)
Losses producing no current tax benefit	2,232	13,682	2,361
Non-deductible expenses and other deductions	21	(54)	94
Research and development expenses	2,143	900	(193)
Benefit of temporary differences (recognized) not recognized	(279)	(912)	(885)
	$—	$—	$—

Future income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes.  Significant components of the Company’s future tax assets and liabilities are as follows:

	December 31,
(In thousands)	2003	2002

Future income tax assets:
Tax loss carry-forwards	$20,001	$27,055
Tax credits	7,450	—
Research and development expenses	8,000	5,857
Book and tax base differences on assets and liabilities	1,192	1,472
Total future income tax assets	36,643	34,384

Valuation allowance for future income tax assets	(36,643)	(34,384)
Net future income tax assets	$—	$—

Future income tax liabilities:
Book and tax base differences on assets and liabilities	$—	$—
Net future income tax liabilities	$—	$—

Due to the uncertainty surrounding the realization of the future income tax assets, the

Company has a 100% valuation allowance against its future income tax assets.  The valuation allowance increased by $2,259,000 during the year 2003.

At December 31, 2003, the Company has approximately $22,460,000 of scientific research and experimental development expenditures available for unlimited carry forward, $51,975,680 of non-capital losses expiring between 2006 and 2010 and $7,450,000 of unclaimed tax credits expiring between 2004 and 2012, all of which may be used to reduce future Canadian income taxes otherwise payable.  In addition, the Company has U.S. $930,000 of net operating losses expiring between 2011 and 2023, which may be used to reduce future U.S. income taxes otherwise payable.

7.             RELATED PARTY TRANSACTIONS

Until the annual meeting in 2002 an independent contractor who is a researcher in the area of heat shock proteins also served as a director of the Company.  In 2002 and 2001, this individual received consulting fees of $50,000.  There were no related party transactions in 2003.

8.             SEGMENT INFORMATION

The Company manages its operations in two reportable segments, Biotechnology and Bioreagents.  Revenues are allocated to the countries based on customer locations.

	Years ended December 31,
(In thousands)	2003	2002	2001
Biotechnology
Collaborative R&D revenue	$8,094	$8,370	$—

Operating expenses:
Research and development	19,289	32,353	34,906
Selling, general and administrative	5,602	6,656	6,310
	24,891	39,009	41,216
Operating loss	$(16,797)	$(30,639)	$(41,216)

Bioreagents
Revenues:
U.S.	$3,461	$3,733	$3,514
Canada	213	272	276
Other	1,651	1,667	1,629
	5,325	5,672	5,419
Operating expenses:
Research and development	1,576	1,322	1,000
Selling, general and administrative	1,701	1,753	1,472
Cost of bioreagent sales	1,312	1,635	1,573
	4,589	4,710	4,045
Operating income	$736	$962	$1,374

Totals
Revenue:
Collaborative R&D revenue	$8,094	$8,370	$—
Bioreagent sales	5,325	5,672	5,419
Total revenue	13,419	14,042	5,419

Operating expenses:
Research and development	20,865	33,675	35,906
Selling, general and administrative	7,303	8,409	7,782
Cost of bioreagent sales	1,312	1,635	1,573
	29,480	43,719	45,261
Operating loss	$(16,061)	$(29,677)	$(39,842)

The Company does not allocate interest and other income, and interest on capital lease obligations to each segment.

Long-lived assets are allocated geographically as follows:

	December 31,
(In thousands)	2003	2002

Canada	$1,953	$2,432
US	243	314
	$2,196	$2,746

At December 31, 2003 $2,006,000 of plant and equipment support the Biotechnology operating segment while the remaining $190,000 support the Bioreagent operating segment.

9.             SUPPLEMENTAL CASH FLOW INFORMATION

	December 31,
(In thousands)	2003	2002	2001
The change in operating assets and liabilities:
Collaborative receivable	$3,513	$(3,790)	$—
Trade receivables	33	120	17
Inventories	199	77	(182)
Other current assets	6	(98)	(22)
Deferred expenses, net of current portion	161	(421)	—
Deferred revenue	(1,706)	4,459	—
Accounts payable and accrued liabilities	(4,858)	1,076	330
	$(2,652)	$1,423	$143

	Years ended December 31,
(In thousands)	2003	2002	2001

Supplemental disclosures of cash flows:
Interest paid	$53	$69	$106

Supplemental disclosures of non-cash investing and financing transactions:
Reversal of deferred compensation related to terminated employees	$4	$28	$—
Deferred stock compensation	—	—	807

10.          INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

(In thousands except per share amounts)

	Quarter ended
2003	March 31	June 30	September 30	December 31
Net revenues
Canadian and U.S. GAAP	$6,640	$2,881	$2,171	$1,727

Research and development expenses
Canadian and U.S. GAAP	6,493	4,791	6,009	3,572

Net loss
Canadian GAAP	(2,457)	(4,403)	(5,623)	(3,762)
U.S. GAAP	(2,248)	(4,222)	(5,463)	(3,365)

Basic loss per common share
Canadian GAAP	$(0.04)	$(0.07)	$(0.09)	$(0.06)
U.S. GAAP	$(0.04)	$(0.07)	$(0.09)	$(0.05)

	Quarter ended
2002	March 31	June 30	September 30	December 31
Net revenues
Canadian and U.S. GAAP	$1,405	$1,491	$5,826	$5,320

Research and development expenses
Canadian and U.S. GAAP	9,283	9,778	7,447	7,167

Net loss
Canadian GAAP	(10,480)	(11,983)	(2,280)	(4,059)
U.S. GAAP	(10,044)	(11,229)	(3,668)	(3,981)

Basic loss per common share
Canadian GAAP	$(0.18)	$(0.21)	$(0.04)	$(0.07)
U.S. GAAP	$(0.17)	$(0.19)	$(0.06)	$(0.07)

11.          THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform, in all material respects, to U.S. GAAP.

Effect on the consolidated financial statements:

Balance Sheet

	December 31,
(In thousands)	2003	2002

Current assets under Canadian GAAP	$53,974	$51,648
Adjustment to carrying value of short-term investments classified as available-for-sale securities (a)	—	—
Current assets under U.S. GAAP	$53,974	$51,648

Stockholders’ equity under Canadian GAAP	$48,577	$40,943
Unrealized holding gains on available-for-sale securities (a)	—	—
Stockholders’ equity under U.S. GAAP	$48,577	$40,943

Statement of Operations

	Years ended December 31,
(In thousands, except per share amounts)	2003	2002	2001

Net loss under Canadian GAAP	$(16,245)	$(28,802)	$(35,939)
Reversal of unrealized foreign exchange (gain) loss on available-for-sale securities (a)	541	(69)	(541)
Reversal of previous adjustment to short-term investments (a)	406	(51)	220
Stock-based compensation expense on stock options (b)	—	—	(81)
Net loss under U.S. GAAP	$(15,298)	$(28,922)	$(36,341)

Basic loss per common share under Canadian GAAP	$(0.26)	$(0.49)	$(0.70)

Basic loss per common share under U.S. GAAP	$(0.25)	$(0.49)	$(0.71)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	61,458	58,986	51,205

Statement of Cash Flows

	Years ended December 31,
(In thousands)	2003	2002	2001

Net cash used in operating activities under Canadian and U.S. GAAP	$(16,515)	$(26,523)	$(36,460)

Net cash (used in) provided by investing activities under Canadian and U.S. GAAP	$(18,395)	$14,367	$39,468

Net cash provided by financing activities under Canadian and U.S. GAAP	$24,217	$10,069	$28,896

Differences

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

	Years ended December 31,
(In thousands, except per share amounts)	2003	2002	2001

Net loss under U.S. GAAP	$(15,298)	$(28,922)	$(36,341)
Other comprehensive income Adjustment to unrealized foreign exchange and market gains (losses) on available-for-sale investments	(947)	120	178
Comprehensive net loss under U.S. GAAP	$(16,245)	$(28,802)	$(36,163)

Comprehensive loss per share under U.S. GAAP	$(0.26)	$(0.49)	$(0.71)

(b)          As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options.  Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.  When the exercise price of the employee stock options is less than the fair value of the underlying stock on the date of grant, the Company records deferred stock compensation for the difference and amortizes this amount to expense over the vesting period of the options.  Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, and recognized over the related service period.  In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25.  The compensation expense of $81,000 in 2001 results from former employees becoming independent contractors and from option grants to non-employees.  In 2003 and 2002 compensation expense was included in net income under Canadian GAAP.

See Note 1 for additional pro forma information related to stock compensation using the fair value method.

(*)           In accordance with the provisions of Accounting Principle Board (“APB”) Opinion No. 25 for recording the value of contingently issuable (escrow) shares, the Company has recorded compensation expense on the release of these shares based upon the excess of the market value over cost of the common shares on the dates that release was assured over their paid up amount.  At December 31, 2003 there were no common shares held in escrow.

 (**)       SFAS No. 109, Accounting for Income Taxes, requires the Company to calculate its future income taxes using only enacted tax rates.  This differs from Canadian GAAP, which uses substantially enacted tax rates.  Since any change in the carrying value of the Company’s future income tax assets would be offset by a 100% valuation allowance, there would be no effect on the Company’s financial position or results of operations.

Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.       CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Vice President, Corporate Development and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 as amended, as of December 31, 2003.  Based upon that evaluation, our President and Chief Executive Officer and our Vice President, Corporate Development and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART III

Item 10.        OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Certain information about our directors and executive officers, the positions held by them and their ages as of February 12, 2004 are as follows:

Name	Age	Position
Joann Data, M.D., Ph.D. (1), (2)	59	Director

Kenneth Galbraith (3)	41	Director

Elizabeth M. Greetham (3)	54	Director

Ian Lennox (1, 3)	50	Director

Margot Northey, Ph. D. (2)	64	Director

Jay M. Short, Ph.D. (1)	45	Director

Daniel L. Korpolinski	61	Director, President and Chief Executive Officer

Howard T. Holden, Ph.D.	59	Vice President, Regulatory Affairs and Compliance

Gregory M. McKee	40	Vice President, Corporate Development and Chief Financial Officer

John R. Neefe, M.D.	60	Senior Vice President, Clinical Research

Marvin I. Siegel, Ph.D.	57	Executive Vice President, Research and Development

(1) Member of the Compensation Committee

(2) Member of the Governance Committee

(3) Member of the Audit Committee

JOANN L. DATA, M.D., PH.D. joined the Stressgen board of directors effective October 1, 2001.  She has served at Amylin Pharmaceuticals, Inc. as Senior Vice President of Regulatory Affairs and Quality Assurance since August 1999.   While at Amylin, she provided regulatory and clinical consulting services to Cortex Pharmaceuticals, Inc. in 2002 and 2003 and to Allergan Pharmaceutics in 2003.  Dr. Data previously served as Executive Vice President, Product Development and Regulatory Affairs for CoCensys.  Her prior experience includes several positions at the Upjohn Company, including Corporate Vice President for Pharmaceutical Regulatory Affairs and Project Management, and a number of positions at Hoffmann-La Roche, including Vice President of Clinical Research and Development.  Dr. Data has been an adjunct assistant professor in medicine and pharmacology at Duke University Medical Center since 1982 and at Cornell Medical Center since 1986.  She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

KENNETH GALBRAITH has served as one of our directors since May 2000.  Mr. Galbraith has been the President of Gigha Consulting Ltd., a technology consulting and investment management company, since October 2000.  Mr. Galbraith has served as a director of several private and public biotechnology companies, including Micrologix Biotech Inc. since March 2001, Angiotech Pharmaceuticals since March 2000, Cardiome Pharma Inc. since May 2003 and Neuro Discovery Inc. since November 2001.  From February 1988 to October 2000 he was employed by QLT Inc., a biotechnology company, where he progressed to the position of Executive Vice President and Chief Financial Officer.  Mr. Galbraith was a founding Director and Chairman of the B.C. Biotechnology Alliance and a former Chair of one of Canada’s Centres of Excellence Networks, the Canadian Bacterial Diseases Network.  He is also a director of the Michael Smith Foundation for Health Research and the Fraser Heath Authority.  Mr. Galbriath received his B.Com. (Honours) degree from the University of British Columbia in 1985 and was admitted in British Columbia as a Chartered Accountant in 1988.

ELIZABETH M. GREETHAM has served as a Stressgen director since September 2002.  Since December 2003 she has been the Chief Executive Officer and President of ACCL Financial Consultants.  From August 2000 to October 2003 she served as the Chief Executive Officer and Chairman of the Board of DrugAbuse Sciences, Inc., a private biopharmaceutical company in Hayward, California. From March 1999 to October 2003 she worked at the same entity as Chief Financial Officer and Senior Vice President, Business Development.  Before joining DrugAbuse Sciences, Ms. Greetham spent nearly a decade as a portfolio manager for Weiss, Peck & Greer, an institutional investment management firm.  She managed the WPG Life Sciences Funds, L.P., which invests in select biotechnology stocks.  She has over 25 years of investment experience as a portfolio manager and healthcare analyst in the U.S. and Europe.  Ms. Greetham also serves as a member of the Board of Directors of publicly traded Guilford Pharmaceuticals and King Pharmaceuticals, Inc.  Her prior board experience includes service on the boards of directors of Sangstat Medical Corporation, PathoGenesis Corporation and CliniChem Development Inc. Ms. Greetham earned a BSc and a MA (Hons.) from the University of Edinburgh, Scotland.

R. IAN LENNOX has served as one of our directors since May 2002.  He is President and Chief Executive Officer of Pharmaceutical & Biotechnology Markets, MDS Inc., where he has served since April 2000.  Prior to joining MDS Inc., Mr. Lennox was President and Chief Executive Officer of Phoenix International Life Sciences from 1999 to 2000, and President and Chief Executive Officer of Drug Royalty Corporation Inc. from 1997 to 1999.  Mr. Lennox also held many positions with Monsanto Company beginning in 1978, including President and Chief Executive Officer of Monsanto Company (Canada) Inc. from 1991-1997.  Mr. Lennox currently serves on the board of directors and audit committee of KBSH Capital Management Inc. and as the Chairman of the Board and on the audit committee of MDS Proteomics.  In the past he served on various boards of directors, including as the Chairman of the Boards of Drug Royalty Corporation Inc. and the Mississauga Hospital Foundation, and as director of Hemosol Inc., GenSci Regeneration Sciences Inc., Marsulex Inc. and the Mississauga Hospital.  Mr. Lennox attended the Columbia University School of Business and received his Masters of Business and HSBc. in Physiology and Pharmacology from the University of Western Ontario.

MARGOT NORTHEY, M.A., PH.D. joined the Stressgen board of directors in June 2002. Dr. Northey was a professor and the dean of Queen’s School of Business, Queen’s University in Kingston, Ontario, from September 1995 to June 2002. She is also the author of several best-selling books on communications. Dr. Northey currently serves on diverse corporate boards, including the boards of public companies Aliant Inc., Nexfor Inc. and Alliance Atlantis, and privately held British Columbia Transmission Corp. and Wawanesa Insurance. She is a graduate of University of Toronto, with a M.A. and Ph.D. from York University.

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

GREGORY M. McKEE has served as our Vice President, Corporate Development and Chief Financial Officer since January 15, 2004.  From June 2003 to mid-January, 2004, he was our Vice President, Corporate Development and Strategic Planning.  From July 2000 through June 2003 Mr. McKee served as Senior Director, Corporate Development for Valentis, Inc., a San Francisco based gene therapy company. Prior to his employment with Valentis, from June 1996 through December 1999, Mr. McKee served in several management positions at Genzyme Corporation, a biotechnology company. Mr. McKee also spent 5 years in investment banking. Mr. McKee earned an MBA from The Wharton School, a Masters of Arts in International Studies from The Joseph H. Lauder Institute at the University of Pennsylvania and graduated with a Bachelor of Arts degree in Economics from the University of Washington.

JOHN R. NEEFE, M.D. became our Senior Vice President Clinical Research in mid-2002, after serving as our Vice-President, Clinical Research and Regulatory Affairs starting in December 1998.  Prior to joining Stressgen in 1998 Dr. Neefe served as Vice President, Clinical Oncology and International Director of Clinical Oncology at Sanofi Research Division, Sanofi Pharmaceuticals from mid-1995 to December 1998.  From 1993 until its acquisition by Sanofi in 1995, Dr. Neefe was Senior Director of Sterling-Winthrop, leading the company’s clinical oncology drug development unit.  Dr. Neefe has also held a position as director of Clinical Research at Centocor, has attained academic appointments at the University of Kentucky and at Georgetown University and held a research position at the National Cancer Institute.  Dr. Neefe received his B.A. from Harvard University and his M.D. from the University of Pennsylvania School of Medicine.

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

Each officer serves at the discretion of our Board of Directors.  Our Articles permit the authorized number of directors to range from three to fifteen directors.  We currently have seven directors and no vacancies.

Board Committees

Our Board of Directors has established three standing committees, the Audit Committee, the Compensation Committee and our Governance Committee, which also acts as a nominating committee. Our Board of Directors has delegated certain responsibilities to each of these Committees and has also instructed each of them to perform certain advisory functions and make recommendations and report to our Board of Directors.  Where considered prudent, certain matters falling under the responsibility of these Committees are at times dealt with at a meeting of the entire Board of Directors.  Additional committees are established from time to time for particular purposes.

The Audit Committee meets with our financial management and the independent auditors to review and inquire into matters affecting financial reporting matters, the system of internal accounting and financial controls and procedures and audit procedures and plans.  This Committee also makes recommendations to our Board of Directors regarding the appointment of independent auditors.  In addition, the Audit Committee reviews and recommends for approval to our Board of Directors our annual financial statements, annual report and certain other documents regulatory authorities require.  The Audit Committee is also responsible for approving the policies under which our financial management may invest the funds in excess of those required for current operations.  In 2003, the Audit Committee met four times.  The current members of the committee are Kenneth Galbraith, Elizabeth Greetham and Ian Lennox, none of whom is one of our current or former officers.  The Board of Directors has determined that all three members of the Audit Committee are audit committee financial experts and are “unrelated directors” under Toronto Stock Exchange guidelines.

The Governance Committee is responsible for identifying, evaluating and recommending nominees for our Board of Directors and reviewing incumbent directors for re-election to our Board of Directors.  Incumbent and potential new directors are evaluated by this Committee with the objective of obtaining a balanced mix of Board members with the experience and expertise to ensure that our Board of Directors is composed of individuals who will best serve our interests and assist management in reaching our strategic goals.  The Governance Committee met once in 2003. The current members of the Governance Committee are Margot Northey and Joann Data.  The Governance Committee will consider nominees for directors that are recommended by shareholders.  Submissions should be directed to the Governance Committee in care of our corporate secretary and general counsel at the address set forth on the cover of this report.

The Compensation Committee is responsible for establishing and monitoring our long range plans and programs for attracting, training, developing and motivating employees.  This Committee reviews recommendations for the appointment of persons to senior executive positions, considers terms of employment, including succession planning and matters of compensation and recommends any awards of over 20,000 shares to one individual under our 2001 Equity Incentive Plan.  The Compensation Committee also reviews all compensation for executive officers reporting directly to the Chief Executive Officer, including the Named Executive Officers, for market comparability and reasonableness in light of the performance and realization of pre-established objectives of the executive officers. In 2003, this committee met three times.  The current members of the committee are Joann Data, Ian Lennox and Jay Short.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees including the Named Executive Officers defined below.  Copies of our current Code of Ethics may be requested from our corporate secretary and general counsel at the address set forth on the cover of this report for no charge.

Item 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

We hold annual elections for the members of the Board of Directors. Each of our non-employee directors is entitled to receive $10,000 other than the Chairman of the Board, who is entitled to receive $25,000.  In addition, the head of our Audit Committee receives $5,000, and the heads of our Compensation and Governance Committees receive $2,500 annually.  Each director receives $1,000 for board or committee meetings attended in person, or $500 for meetings attended by teleconference. Board compensation is paid annually after the annual general meeting of shareholders. We also reimburse directors for expenses incurred on our behalf, including expenses associated with attendance at meetings of our Board of Directors.  In 2003 it was established that new board members would receive an option to acquire 30,000 shares.  After the 2003 annual general meeting, we granted existing board members an option to acquire 15,000 shares, other than the Chairman, who was awarded an option to acquire 25,000 shares.  The Board agreed it would not receive an annual option grant in 2004.

Compensation of the Chief Executive Officer

Mr. Korpolinski’s 2003 base salary was determined based on an evaluation of the salaries of Chief Executive Officers of comparable companies and Mr. Korpolinski’s experience, in accordance with the policies noted above.  His bonuses have been determined based upon an evaluation of his performance against criteria established annually by the Compensation Committee and the Chairman of the Board based on the current circumstances of the Company, including the company’s level of operations, financial position, development of HspE7, bioreagent sales, and operations within budget.

Compensation of Executive Officers

The following table sets forth, in U.S. dollars, all compensation awarded or paid to and earned by, our Chief Executive Officer, the four most highly compensated executive officers who were serving as executive officers at the end of 2003 and an individual that became an executive officer in 2004 (collectively, the “Named Executive Officers”) for services rendered during the years ended December 31, 2003, 2002 and 2001.

Summary Compensation Table, in U.S. Dollars

								Long term compensation Securities Underlying Options

	Annual compensation
Name and Principal Position						Other Compensation
	Year	Salary		Bonus
Daniel L. Korpolinski President and Chief Executive Officer	2003 2002 2001	$395,200 380,000 364,583		— 136,800 128,625	(1)	$106,269 143,832 125,131	(2) (2) (2)	150,000 100,000 —	(9)
Howard T. Holden, Ph.D. Vice President, Regulatory Affairs and Compliance	2003 2002	$270,300 132,500	(3)	— 63,125	(1) (4)	— —		30,000 100,000	(9)
Gregory M. McKee Vice President, Corporate Development and Chief Financial Officer	2003	$115,312	(5)	—	(1)	$28,823	(6)	175,000
John R. Neefe, M.D. Senior Vice President, Clinical Research	2003 2002 2001	$294,600 286,000 275,000		— 60,000 68,750	(1)	— — —		50,000 50,000 50,000	(9)
Marvin I. Siegel, Ph.D. Executive Vice President, Research and Development	2003 2002 2001	$269,400 261,500 251,450		— 42,500 50,290	(1)	$1,983 2,078 —	(7) (7)	30,000 30,000 50,000	(9)
Donald D. Tartre Former Vice President and Chief Financial Officer	2003 2002 2001	$241,800 232,500 185,795	(8)	— 50,000 46,875		— — —		50,000 40,000 200,000	(9)

(1)   Amounts exclude bonuses, if any, which the compensation committee may award based on the performance of the named executive officers from January 1, 2003 through December 31, 2003.

(2)   Amount includes medical premiums, life insurance premiums, housing and automobile costs, and amounts paid under Mr. Korpolinski’s contract to compensate for the differential between the Canadian and U.S. effective tax rates.

(3)   Dr. Holden commenced employment on July 1, 2002.

(4)   Amount includes a $30,000 signing bonus and a $33,125 bonus granted in February 2003 relating to Dr. Holden’s performance from July 1, 2002 through December 31, 2002.

(5)  Mr. McKee commenced employment on June 9, 2003.

(6)  Amount includes relocation costs.

(7)  Amount includes long-term disability premiums.

(8)  Mr. Tartre commenced employment on March 5, 2001.

(9)  Granted in 2003 based on 2002 performance.

Stock Option Grants and Exercises in Last Fiscal Year

We grant options to our executive officers to purchase our common stock under our 2001 Equity Incentive Plan.  Once the 2001 Plan was approved by our shareholders, we ceased to grant options under our 1996 Share Incentive Plan.  As of December 31, 2003, options to purchase a total of 3,137,065 shares were issued and outstanding under the 2001 Plan and 1,841,053 shares were outstanding under the 1996 Plan.  Options to purchase 358,986 shares remained available for grant under the 2001 Plan.  The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2003 to the Named Executive Officers:

	Individual Grants
Name	Shares Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price Per Share (Cdn. $)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (Cdn. $)
						5%	10%
Daniel L. Korpolinski	150,000	(1)	14%	$1.63	2/4/2013	$153,765	$389,670
Howard T. Holden, Ph.D.	30,000	(1)	3%	$1.63	2/4/2013	30,753	77,934
Gregory M. McKee	175,000	(2)	17%	$2.60	6/8/2013	286,147	725,153
John Neefe, M.D.	50,000	(1)	5%	$1.63	2/4/2013	51,255	129,890
Donald D. Tartre	50,000	(1)	5%	$1.63	2/4/2013	51,255	129,890
Marvin I. Siegel, Ph.D.	30,000	(1)	3%	$1.63	2/4/2013	30,753	77,934

(1)           Such options vest 1/36th per month over a 36 month period on the monthly anniversary of the vesting commencement date.

(2)           Such options vest 1/4th on June 9, 2004, then 1/48th per month over the following 36 months

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values

The following table sets forth certain information as of December 31, 2003, regarding options held by the Named Executive Officers.  There were no stock appreciation rights outstanding on December 31, 2003.

Name	Shares Acquired on Exercise	Aggregate Value Realized (Cdn. $)	Number of Shares Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-The-Money Options as of FY-End (Cdn. $)

			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel L. Korpolinski	—	—	1,046,179	203,821	$67,916	$176,584
Howard T. Holden, Ph.D.	—	—	43,749	86,251	$13,583	$35,317
Gregory M. McKee	—	—	—	175,000	—	—
John R. Neefe, M.D.	56,667	$93,501	140,832	54,168	$22,637	$58,863
Marvin I. Siegel, Ph.D.	—	—	122,499	32,501	$13,583	$35,317
Donald D. Tartre	—	—	163,053	126,947	—	—

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Our President and Chief Executive Officer, Daniel L. Korpolinski, is employed under an employment agreement dated March 8, 2000.  In addition to his 2003 base salary of U.S. $395,200, the agreement specifies that Mr. Korpolinski is eligible to receive additional incentive compensation of up to 40% of his base salary in any 12 month fiscal year if he meets individual objectives established annually by the board of directors.  In the event that Mr. Korpolinski is terminated without just cause, he is entitled to severance payments equal to 12 months’ base salary.  Mr. Korpolinski is also entitled to severance payments equal to 12 months’ base salary in the event that, within 12 months after an acquisition of more than 50% of our issued voting shares, Mr. Korpolinski is terminated or experiences a change in his title or responsibilities.  Within 6 months after such a change in control, if Mr. Korpolinski terminates the employment agreement, he is entitled to severance payments equal to 12 months’ of his current base salary.  Mr. Korpolinski’s stock option agreement under the 2001 Plan provides that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within twenty-four (24) months after a specified change in control.  Stock options granted under the 1996 Plan become fully exercisable after a specified change in control.  Stressgen rents a condominium in San Diego for Mr. Korpolinski for U.S. $2,650 per month and reimburses him approximately U.S. $5,000 per year for supplemental life insurance, together with income taxes on such amounts.

Dr. Howard Holden, our Vice President, Regulatory Affairs and Compliance, is employed under an agreement dated May 8, 2002.  In 2003, Dr. Holden received a base salary of U.S. $270,300 under this agreement.  He also is eligible for a bonus of up to 25% of his base salary, depending upon the achievement of corporate goals and the measure of his individual performance. In the event that Dr. Holden is terminated without cause, he is entitled to 6 months of severance payments.  Dr. Holden is also entitled to 12 months of severance payments in the event of termination or significant change in title or responsibilities within 12 months after a specified change in control.   Dr. Holden’s stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.

Mr. Gregory McKee, our Vice President, Corporate Development and Chief Financial Officer, is employed under an agreement dated June 9, 2003.  In 2003, Mr. McGee received a base salary of U.S. $205,000 under this agreement; he also received a relocation allowance of up to U.S. $30,000.  Mr. McKee is eligible for a bonus of up to 25% of his base salary, depending upon the achievement of corporate goals and the measure of his individual performance. In the event that Mr. McKee is terminated without cause, he is entitled to 9 months of severance payments.  Mr. McKee is also entitled to severance payments equal to 9 months base salary in the event of a termination or constructive termination within two years after a change in control.  Mr. McKee stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.

Our Senior Vice President, Clinical Research, John R. Neefe, M.D., is employed under an employment agreement dated December 14, 1998, as amended on December 16, 1999.  In 2003 Dr. Neefe’s base salary was U.S. $294,600 under this agreement; he also is eligible for a bonus of up to 20% of his base salary based on performance.  In order to terminate Dr. Neefe’s employment for other than just cause, we must provide Dr. Neefe with 12 month’ prior notice.  Dr. Neefe is also entitled to severance payments equal to his last two years’ compensation in the event of termination within 12 months’ after a change in ownership of our common stock within any 3 month period of at least 50% which results in a change in the majority of the members of our Board.  Dr. Neefe’s stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.  Stock options granted under the 1996 Plan become fully exercisable after a specified change in control.

Marvin I. Siegel, Ph.D., our Executive Vice President, Research and Development, is employed under an employment agreement dated February 5, 1997, as amended on January 11, 1999.  In 2003 Dr. Siegel’s base salary was U.S. $269,400 under this agreement; he also is eligible for a bonus based on exemplary service and supplemental disability insurance.  In the event that Dr. Siegel is terminated without cause, he is entitled to 12 months notice or severance payments.  Dr. Siegel is also entitled to severance payments equal to 24 months base salary in the event of termination within 12 months after an acquisition of more than 50% of our outstanding shares as a result of which a majority of the members of our Board change within 3 months.  Dr. Siegel’s stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.  Stock options granted under the 1996 Plan become fully exercisable after a specified change in control.

Our Vice President and Chief Financial Officer, Donald D. Tartre, was employed under an employment agreement dated March 5, 2001, under which he was eligible for a base salary of $241,800 in 2003 and a bonus of up to 25% of his base salary, depending upon the achievement of corporate goals and the measure of his individual performance.  Mr. Tartre left Stressgen on January 14, 2004.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of January 31, 2003 with respect to (i) each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) our Chief Executive Officer, our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and an individual who was not serving as an executive officer of the registrant at the end of the last completed fiscal year but who currently is one of our four most highly compensated executive officers other than the Chief Executive Officer (together, the “Named Executive Officers”) and (iv) all of our directors and executive officers as a group.  Except as set forth below, each of the named persons has sole voting and investment power with respect to the shares shown.

Beneficial Owner of Common Stock (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)(3)		Percent of Class of Common Stock (2)(3)

Roche Finance Ltd. Grenzacherstrasse 124, CH – 4070 Basel, Switzerland	4,392,436	(4)	6.0%
FMR Corp. 82 Devonshire Street Boston, MA 02109	6,694,170	(5)	9.2%

Beneficial Owner of Common Stock (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)(3)	Percent of Class of Common Stock (2)(3)

RBC Asset Management, Inc. Royal Trust Tower, Suite 3800 P.O. Box 121, Toronto Dominion Centre 77 King Street West Toronto, ON M5K 1H4 Canada	8,641,400	11.9%
Joann L. Data, M.D., Ph.D.	55,000	*
Ian Lennox	53,333	*
Kenneth Galbraith (6)	100,000	*
Elizabeth Greetham	40,000	*
Margot Northey	41,666	*
Jay M. Short, Ph.D (7).	117,000	*
Daniel L. Korpolinski	1,134,332	1.5%
Howard Holden, Ph.D.	55,415	*
John R. Neefe, M.D.	160,276	*
Marvin I. Siegel, Ph.D	146,165	*
Donald D. Tartre	50,000	*

All Directors and Executive Officers as a Group (12 persons)	1,953,187	2.6%

*Less than one percent

(1)           This table is based upon information known to Stressgen or supplied by its officers, directors and principal shareholders.  Except as shown otherwise in the table, the address of each person listed is in the care of Stressgen Biotechnologies, Inc., 6055 Lusk Boulevard, San Diego, California 92121.

(2)           Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable within 60 days of February 12, 2004 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(3)           In the case of the individuals listed below, the number of shares beneficially owned includes a specified number of shares issuable upon exercise of stock options exercisable within 60 days of February 12, 2004: Dr. Data (55,000); Mr. Lennox (53,333); Mr. Galbraith (85,000); Ms. Greetham (40,000); Ms. Northey (41,666); Dr. Short (95,000); Mr. Korpolinski (1,133,332); Dr. Holden (55,415); Dr. Neefe (151,943); Dr. Siegel (129,165); and  Mr. Tartre (50,000).  Percentage of beneficial ownership is based upon 72,491,403 shares of our common stock deemed outstanding as of February 12, 2004.

(4)           Includes 2,036,436 common shares and up to 2,356,000 common shares issuable upon the exercise of a warrant, which Roche Finance Ltd. may exercise in its discretion through June 28, 2007.

(5)           Represents holdings by FMR Corp. and its directly and indirectly owned subsidiaries, in the context of passive investment activities only, for the investment accounts they manage on a discretionary basis.

(6)           Mr. Galbraith disclaims beneficial ownership of 15,000 shares of common stock, which are held by Mrs. Shelley Galbraith on behalf of two minor children.

(7)           Mr. Short disclaims beneficial ownership of 22,000 shares of common stock, which are held by the Ryco 2001 Family Trust on behalf of Mr. Short and his immediate family.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information presented below is denominated in U.S. dollars unless otherwise noted.

Audit Fees

During the years ended December 31, 2003 and 2002, we paid Deloitte & Touche LLP (“Deloitte”) aggregate fees and related expenses for the audit of our financial statements for the year and for the reviews of the our interim financial statements of approximately $108,000 and $106,000, respectively.  Of these amounts, $20,000 and $10,000 related to translation services performed in 2003 and 2002 respectively.

Audit-Related Fees

We paid Deloitte approximately $4,000 and $16,000 during the years ended December 31, 2003 and 2002, respectively, related to audit-related services.

Tax Fees

During the years ended December 31, 2003 and 2002, we paid Deloitte aggregate fees and related expenses of $64,000 and $46,000 for preparation of our income tax returns and other tax consulting.

All Other Fees

We incurred fees for other professional services rendered by Deloitte of approximately $57,000 and $58,000 during the years ended December 31, 2003 and 2002, respectively.  In 2003, these services related primarily to support of our fourth quarter equity offering.  In 2002, these services primarily related to design and implementation of global tax strategies.

Generally, before we engage Deloitte to render audit or non-audit services, the engagement is approved by our audit committee.  Our audit committee reviews written engagement letters prepared by Deloitte for engagements such as the annual audit.  It has also pre-approved the engagement of Deloitte for tax matters including the preparation of federal, provincial and state income tax returns pursuant to specific pre-approval guidelines established by the audit committee.  In 2003, 26% of the services were approved by the audit committee retroactively. Management engaged Deloitte to perform these services in compliance with audit committee policy, and informed the audit committee of each such service thereafter.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)  Financial Statements

Our financial statements are included herein under Item 8 of this Annual Report on Form 10-K.

(2)  Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3)  Exhibits

Exhibit No.	Description
3.9*	Articles of Continuance of the Company
3.10*	By-Laws of the Company
4.4*	Form of Stock Certificate
10.1**	License Agreement dated November 29, 1992 among Whitehead Institute for Biomedical Research, MIT and the Company, as amended
10.2**	Lease for the Company’s offices in Victoria, British Columbia
10.3**	Employment Agreement dated March 8, 2000 between the Company and Daniel Korpolinski
10.10**	1996 Share Incentive Plan
10.12***	2001 Equity Incentive Plan
10.13+	Articles of Continuance of the Company
10.15	Restructured and Restated HspE7 Collaboration Agreement dated December 1, 2003 among the Company, Stressgen Development Corporation, F.Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.
21.3++	List of Subsidiaries
23.1	Independent Auditors’ Consent
24.1	Power of Attorney (Included on the signature page of this Annual Report on Form 10-K)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32	Section 1350 Certification

* Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 2, 2001

** Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 2, 2001

*** Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, as filed with the Commission on May 30, 2001

+ Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 19, 2002

++ Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, as filed with the Commission on February 10, 2003

(b)           Reports on Form 8-K

On December 2, 2003 we filed with the Securities and Exchange Commission a report on Form 8-K describing under “Item 5 — Other Events” our restructured collaboration agreement with Roche.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to section 12 of the Act.

As of the date hereof, no annual report for the 2003 fiscal year or proxy materials have been sent to our shareholders.  An annual report and proxy materials will be furnished to shareholders and the Securities and Exchange Commission on or about April 12, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRESSGEN BIOTECHNOLOGIES CORPORATION

Date: February 19, 2004	BY:	/s/ Daniel L. Korpolinski
Daniel L. Korpolinski
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel L. Korpolinski and Gregory M. McKee, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and full power and authority to do and performance each and every act and thing requisite and necessary to be done in connection therewith, as fully to intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Korpolinski	Chief Executive Officer, President and Director	February 19, 2004
Daniel L. Korpolinski	(Principal Executive Officer)

/s/ Gregory M. McKee	Vice President, Corporate Development and Chief Financial Officer (Principal Financial and	February 19, 2004
Gregory M. McKee	Accounting Officer)

/s/ Joann L. Data	Director	February 19, 2004
Joann L. Data, M.D., Ph.D.

/s/ Kenneth Galbraith	Director	February 19, 2004
Kenneth Galbraith

/s/ Elizabeth Greetham	Director	February 19, 2004
Elizabeth Greetham

/s/ Ian Lennox	Chairman of the Board of Directors	February 19, 2004
R. Ian Lennox

/s/ Margot Northey	Director	February 19, 2004
Margot Northey

/s/ Jay Short	Director	February 19, 2004
Jay Short