Form 10-Q
period 2004-03-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2004-05-06
CIK 1064990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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
6055 Lusk Boulevard
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

    As of April 29, 2004 the registrant had approximately 72,506,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands, except share information)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,818	$19,996
Short-term investments	42,077	32,094
Accounts receivable, net	601	733
Inventories	600	639
Other current assets	657	512
Total current assets	47,753	53,974

Plant and equipment	2,173	2,196
Deferred expenses, net of current portion	242	260
	$50,168	$56,430

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,631	$3,975
Current portion of deferred revenue	698	688
Current portion of notes payable	532	518
Total current liabilities	4,861	5,181

Long-term liabilities:
Deferred revenue, net of current portion	1,920	2,065
Notes payable, net of current portion	476	607
Total long-term liabilities	2,396	2,672

Total liabilities	7,257	7,853

Stockholders’ equity:
Common shares and other equity – no par value; unlimited shares authorized, 72,506,403 and 72,491,403 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	216,412	196,849
Contributed surplus	16,027	2,207
Deferred stock compensation (Note 2)	—	(185)
Accumulated deficit (Note 2)	(189,528)	(150,294)
Total stockholders’ equity	42,911	48,577
	$50,168	$56,430

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenue:
Bioreagent sales	$1,452	$1,419
Collaborative R&D revenue	173	5,221
Total revenue	1,625	6,640

Operating expenses:
Research and development	5,569	6,493
Selling, general and administrative	2,353	2,290
Cost of bioreagent sales	356	365
	8,278	9,148

Operating loss	(6,653)	(2,508)

Other income (expenses):
Interest and other income	350	203
Net foreign exchange gain (loss)	47	(141)
Interest expense	(28)	(11)
	369	51

Net loss	(6,284)	(2,457)

Accumulated deficit, beginning of period	(150,294)	(134,049)
Cumulative effect of change in accounting policy (Note 2)	(32,950)	—
Accumulated deficit, end of period	$(189,528)	$(136,506)

Basic and diluted net loss per common share	$(0.09)	$(0.04)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	72,498	60,238

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,284)	$(2,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of plant and equipment	138	173
Loss on disposal of assets	15	—
Amortization of stock compensation expense	663	55
Unrealized foreign exchange loss	10	330
Loss on market value of investments	6	37
Changes in operating assets and liabilities	(435)	(4,357)
Net cash used in operating activities	(5,887)	(6,219)

Cash flows from investing activities:
Purchase of short-term investments	(20,919)	(22,424)
Sales and maturities of short-term investments	10,935	598
Purchase of plant and equipment	(130)	(12)
Net cash used in investing activities	(10,114)	(21,838)

Cash flows from financing activities:
Proceeds on issuance of common shares	36	59
Share issue costs	(81)	—
Repayment of borrowings	(117)	(80)
Net cash used in financing activities	(162)	(21)

Effect of exchange rate changes on cash and cash equivalents	(15)	(158)

Decrease in cash and cash equivalents	(16,178)	(28,236)
Cash and cash equivalents, beginning of period	19,996	31,202
Cash and cash equivalents, end of period	$3,818	$2,966

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements

(Canadian dollars)

1.             THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Stressgen Biotechnologies Corporation (with its subsidiaries, “Stressgen” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. Its lead product HspE7 targets a broad spectrum of human papillomavirus (“HPV”) related diseases.  The Company has also initiated research studies to evaluate stress protein (also known as heat shock protein) fusions, made through its proprietary CoValTM technology, for the treatment of hepatitis B and herpes simplex and is targeting hepatitis C.  Further, Stressgen has an internationally recognized bioreagents business with sales to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

Basis of presentation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Financial statements and estimates

The information at March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 has been prepared by the Company and has not been audited.  The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles (“Canadian GAAP”), and conform in material respects with accounting principles generally accepted in the United States of America (“U.S. GAAP”), except as discussed in Note 7.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2003 Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations.  Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements.  Significant estimates are used for, but not limited to, revenue recognition, accrual of clinical trial costs, measurement of stock-based compensation, and the allocation of indirect costs.  Actual results could differ from such estimates.

Foreign currency translation

The Company uses the Canadian dollar as its consolidated functional currency.  Monetary assets and liabilities that are denominated in U.S. dollars or British pounds are translated into Canadian dollars at the rates of exchange prevailing at the balance sheet date.  Non-monetary assets and liabilities are translated at historical exchange rates.  Revenue and expenses are translated at the average rate of exchange for the period of such transactions.

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

Stock-based compensation plan

In September 2003, the CICA Accounting Standards Board released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870 (CICA 3870), to provide the same alternative methods of transition as is provided in the U.S. for voluntary adoption of the fair value based method of accounting.   In January 2004, the Company adopted the recommendations of the CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments.  This standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method.  The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets.  Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.

The Company has two stock-based compensation plans, which are described in Note 5.  The Company typically grants options with an exercise price equal to the fair market value of the underlying common stock.  Under the principles of CICA 3870, compensation expense is recognized over the vesting period of the grant based on the estimated fair value at the time of grant using the Black-Scholes method.  Any consideration paid by directors, employees and others on exercise of stock options is credited to share capital.  See further discussion of the change in accounting policy in Note 2.

2.                                      CHANGE IN ACCOUNTING POLICY

In January 2004 the Company changed its accounting policy relating to stock based compensation awards, retroactive to January 1, 1995, in accordance with the recommendation of CICA 3870.  As permitted by the September 30, 2003 transitional provisions issued by the CICA Accounting Standards Board related to CICA 3870, the Company has applied this change using the retroactive method without restatement.  Expense related to stock-based compensation awards is calculated using the Black-Scholes option pricing model and recognized over the vesting period of the grant.  Previously, the Company used the intrinsic value method for valuing stock-based compensation awards granted to employees and directors where compensation expense was recognized for the excess, if any, of the quoted market price of Company’s common shares over the common share exercise price on the day that options were granted.

The following pro forma information presents the net loss and the basic loss per common share for the three months ended March 31, 2003 had CICA 3870 been retroactively applied:

(in thousands, except per share amounts)

Net loss under Canadian GAAP	$(2,457)

Stock-based compensation expense under APB Opinion No. 25	55

Stock-based employee compensation expense under the fair value method	(718)

Pro forma net loss under Canadian GAAP	$(3,120)

Pro forma basic loss per common share under Canadian GAAP	$(0.05)

To implement the fair value method for stock-based compensation, the Company recorded an adjustment to beginning accumulated deficit of $32,950,000, comprised of $17,105,000 related to the fair value expense calculated on options granted on or after January 1, 1995, $16,434,000 related to compensation expense on the release of contingently issuable shares completed in 1999, offset by a $589,000 reversal of previously recorded expense under the principles of APB Opinion No.25, Accounting for Stock Issued to Employees.  Under the principles of CICA 3870, the company reclassified $3,174,000 from contributed surplus to common stock related to the historical exercise of employee stock options.  The Company recorded expense of $663,000 for the three months ended March 31, 2004, representing the amortization of compensation based on the vesting period of stock options granted to employees and directors.  The weighted-average per-share fair values of the individual options granted during the three-month period ended March 31, 2004 was $0.95, compared to $0.93 for the same period in 2003.  The fair values of the options were determined using a Black-Scholes option-pricing model with the following assumptions:

	For the three months ended March 31,
(unaudited)	2004	2003
Dividend yield	0%	0%
Volatility	69%	74%
Risk-free interest rate	3.2%	2.5%
Expected life	4 years	4 years

The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS 148) in December 2002.  SFAS 148 provides alternative transition methods for entities that voluntarily elect to adopt the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation.  Under the provisions of SFAS 123, fair value accounting is required for all grants made on or after January 1, 1995.  The Company has not elected to adopt the provisions of SFAS 123.  See Note 7 for the reconciliation between Canadian and U.S. GAAP.

3.             COLLABORATIVE AGREEMENT

On December 2, 2003, the Company announced that it had restructured its June 24, 2002 collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), providing for the development and commercialization of Stressgen’s pharmaceutical fusion product candidate, HspE7.

Under the terms of the restructured collaboration agreement, the extent of control that the Company originally retained for developing and marketing the first generation HspE7 product for RRP expanded to all indications other than genital warts.  Stressgen remains responsible for costs associated with RRP pursuant to the original agreement.  Stressgen also assumed responsibility for all manufacturing and other costs of the indications it chooses to develop.

For the three months ended March 31, 2004 and 2003, the Company recognized collaborative R&D revenue of $173,000 and $5,221,000, respectively, relating to development activities in support of Roche and amortization of up-front license fees in accordance with SAB No. 101 “Revenue Recognition in Financial Statements.”  Collaborative R&D revenue in 2004 relates to the amortization of upfront license fees.  Collaborative R&D revenue in 2003 includes $2,741,000 for development activities, $2,214,000 related to a time-based development milestone and $266,000 from the amortization of up-front license fees.

4.                                      SIGNIFICANT CONTRACTUAL ACTIVITY

On January 28, 2004, the Company entered into a biological services agreement with Avecia Limited for manufacturing and process development of HspE7.  Under the terms of the contract payments are due in British pounds.  The contract is a multi-year agreement for process development, manufacturing of clinical supplies, and may also include the manufacturing of commercial drug substance.  The Company purchased British pounds in anticipation of making payments in that currency.  The contract is cancelable subject to specified termination conditions.

5.                                      BALANCE SHEET DETAILS

In September 2003, the Company entered into a 36-month term loan agreement collateralized by equipment owned by the Company.  At March 31, 2004, the outstanding principal balance was $832,000.  Under the terms of the agreement, the Company must issue a letter of credit for the outstanding loan balance if combined cash, cash equivalents, and short-term investments fall below $6,000,000.

The following tables provide details of selected balance sheet items:

(In thousands)	March 31, 2004	December 31, 2003
	(unaudited)
Accounts receivable:
Trade accounts receivable	$636	$492
Collaborative receivable	—	277
Less: allowance for doubtful accounts	(35)	(36)
	$601	$733

Inventories:
Raw materials, net	$183	$202
Work in progress, net	194	146
Finished goods, net	223	291
	$600	$639

Accounts payable and accrued liabilities:
Trade accounts payable	$2,044	$1,461
Accrued compensation and benefits	803	1,009
Clinical trial accruals	628	1,409
Other accrued liabilities	156	96
	$3,631	$3,975

	March 31, 2004 (unaudited)			December 31, 2003
(In thousands)	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Plant and equipment:
Laboratory equipment	$4,466	$2,843	$1,623	$1,626
Computer equipment	1,025	798	227	292
Furniture and fixtures	563	397	166	172
Leasehold improvements	791	634	157	106
	$6,845	$4,672	$2,173	$2,196

Stockholders’ equity

In June 2002 the Company issued 2,036,436 common shares for $7,657,000 pursuant to the collaboration agreement with Roche (see Note 3).  The equity was issued at a per share price determined by the weighted average price of common shares of the Company during the ten business days prior to the Roche transaction.

At the time of the original collaboration agreement, Roche received two warrants to purchase the common stock of Stressgen.  The Company allocated $1,264,000 as the fair value of the warrants, determined by an independent valuation expert.  In April 2003, Roche exercised the first warrant to acquire 1,413,600 common shares at $3.25, resulting in net proceeds of $4,594,000 to the Company.  Under the original collaboration agreement, the Company had the right to call the second warrant resulting in an issuance of a range of shares and exercise price depending upon the price of the Company’s common stock. In connection with the restructured collaboration agreement, Roche has a continued right, but not an obligation, to exercise the second warrant for 814,574 shares at a purchase price of $3.76 per share at any time until June 28, 2007.

Employee share option plan

The following table summarizes information related to all stock options outstanding and exercisable as of March 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.22 - $1.99	1,366,189	7.9	$1.71	824,134	$1.75
$ 2.00 - $3.99	626,000	8.4	$3.24	323,618	$3.49
$ 4.00 - $5.99	1,221,960	7.3	$4.91	1,000,911	$4.90
$ 6.00 - $8.00	1,534,100	6.2	$6.19	1,533,224	$6.19
	4,748,249			3,681,887

At March 31, 2004, there were 588,855 options available for future grant under the 2001 Plan.  At April 29, 2004 there were approximately 4,756,000 options outstanding.

6.               SEGMENT INFORMATION

The Company manages its operations in two reportable segments, Biotechnology and Bioreagents.  Revenues are allocated to countries based on customer locations.

	Three months ended March 31,
(in thousands)	2004	2003
	(unaudited)
Bioreagents
Revenue:
U.S.	$958	$908
Canada	73	57
Other	421	454
	1,452	1,419
Expenses:
Research and development	441	319
Selling, general and administrative	355	488
Cost of bioreagent sales	356	365
	1,152	1,172
Operating income	$300	$247

Biotechnology
Collaborative R&D revenue	$173	$5,221

Expenses:
Research and development	5,128	6,174
Selling, general and administrative	1,998	1,802
	7,126	7,976
Operating loss	$(6,953)	$(2,755)

Totals
Revenue:
Bioreagent sales	$1,452	$1,419
Collaborative R&D revenue	173	5,221
Total revenue	1,625	6,640

Expenses:
Research and development	5,569	6,493
Selling, general and administrative	2,353	2,290
Cost of bioreagent sales	356	365
	8,278	9,148

Operating loss	$(6,653)	$(2,508)

The Company does not allocate interest and other income, and interest on capital lease obligations to each segment.

At March 31, 2004 and December 31, 2003, respectively, $1,987,000 and $2,006,000 of plant and equipment support the Biotechnology operating segment while the remaining $186,000 and $190,000 support the Bioreagent operating segment.

7.                                      THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform in all material respects to U.S. GAAP.  Effect on the consolidated financial statements:

Balance Sheet

(in thousands)	March 31, 2004	December 31, 2003
Current assets under Canadian GAAP	$47,753	$53,974
Adjustments to Canadian GAAP	—	—
Current assets under U.S. GAAP	$47,753	$53,974

Stockholders’ equity under Canadian GAAP	$42,911	$48,577

Adjustment to common stock (a)	(16,994)	—
Adjustment to deferred stock compensation (a)	(148)	—
Adjustment to accumulated deficit (a)	17,142	—
	—	—

Stockholders’ equity under U.S. GAAP	$42,911	$48,577

Statement of Operations

	Three months ended March 31,
(In thousands except per share amounts)	2004	2003
	(unaudited)
Net loss under Canadian GAAP	$(6,284)	$(2,457)
Reversal of unrealized foreign exchange (gain) loss on available-for-sale securities (b)	(5)	172
Reversal of write-down of short-term investments (b)	6	37
Reversal of stock compensation expense (a)	663	—
Stock compensation under APB No. 25 (a)	(37)	—
	627	209

Net loss under U.S. GAAP	$(5,657)	$(2,248)

Basic loss per common share under Canadian GAAP	$(0.09)	$(0.04)

Basic loss per common share under U.S. GAAP	$(0.08)	$(0.04)

Common shares used to compute basic loss per share under Canadian and U.S. GAAP	72,498	60,238

Statement of Cash Flows

For all periods presented there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

As disclosed in Note 11 to the financial statements in the Company’s December 31, 2003 Annual Report on Form 10-K, differences exist for the Company between Canadian and U.S. GAAP.

The following outlines the differences that affect the Company for the three month periods ended March 31, 2004 and 2003.

(a)                                  As discussed in Note 2, on January 1, 2004, the Company adopted fair value accounting for all stock options as required by CICA 3870.  The Company is required to record the expense of the fair value of all stock options over their respective vesting term.  The Company used the “Retrospective method without Restatement.”  This method requires the Company to record the cumulative expense as an adjustment to accumulated deficit for the period beginning January 1, 1995 through December 31, 2003 and begin recording the expense to retained earnings in 2004.  The Company has not adopted SFAS 123 for U.S. reporting purposes, which would require fair value based accounting for grants made on or after January 1, 1995.  Therefore no adjustment to accumulated deficit or expense is recognized under the provisions of U.S. GAAP.

Under the principles of SFAS 123, the Company would have recorded $19,288,000 of deferred compensation related to the total fair value for stock options granted between January 1, 1995 and March 31, 2004.  The following table illustrates the effect on net loss and loss per share under U.S. GAAP if the Company had applied the fair value accounting provisions of SFAS 123 to employee stock based compensation:

	Three months ended March 31,
(In thousands except per share amounts)	2004	2003
	(unaudited)
Net loss under U.S. GAAP	$(5,657)	$(2,248)

Stock-based compensation under APB No. 25	37	55
Stock-based compensation expense recorded under AcSB 3870	(663)	(718)
Pro forma net loss under U.S. GAAP	$(6,283)	$(2,911)

Pro forma loss per common share	$(0.09)	$(0.05)

(b)                                 Under U.S. GAAP Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its short-term securities as available-for-sale and, accordingly, has included the changes in net unrealized holding gains or losses on these securities as a component of stockholders’ equity rather than in operations.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.  Comprehensive income is as follows:

	Three months ended March 31,
(In thousands except per share amounts)	2004	2003
	(unaudited)
Net loss under U.S. GAAP	$(5,657)	$(2,248)
Other comprehensive income
Adjustment to unrealized foreign exchange and market losses on available-for-sale investments	(1)	(209)
Comprehensive net loss under U.S. GAAP	$(5,658)	$(2,457)

8.             SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities are as follows:

	Three months ended March 31,
(In thousands)	2004	2003
	(unaudited)
Collaborative receivable	$277	$(1,157)
Trade receivables	(145)	(120)
Inventories	39	(4)
Other current assets	(145)	(57)
Deferred expenses, net of current portion	18	62
Accounts payable and accrued liabilities	(344)	(2,509)
Deferred revenue	(135)	(572)
	$(435)	$(4,357)
Supplemental disclosures of cash flows:
Interest paid	$28	$11

Supplemental disclosures of non-cash transactions Reversal of deferred compensation	$185	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  The predictions described in these statements may not materialize if management’s current assumptions regarding our future performance prove incorrect. Our results could also be affected by factors including, but not limited to, our reliance on collaborative partners and other risks described below under “Factors That Could Affect Future Performance.”  The forward-looking statements are based on currently available information; we disclaim any obligation to update them.

The following information should be read in conjunction with our March 31, 2004 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian generally accepted accounting principles or Canadian GAAP.  These principles differ in certain respects from accounting principles generally accepted in the United States or U.S. GAAP.  The differences, as they affect our consolidated financial statements, are described in Note 6 to our March 31, 2004 consolidated financial statements.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

From our inception in 1990 to 1993, our core business involved the sale of bioreagents.  Although we have retained and expanded our bioreagent business worldwide, our primary focus since 1993 has been the research and development of innovative stress protein-based fusion products that will stimulate the body’s immune system to combat viral infections and related cancers.  Our core, exclusively licensed technology involves the fusion of heat shock proteins with viral or cancer-associated antigens.  The lead product candidate developed with this technology, HspE7, targets a variety of human papillomavirus-related diseases, including genital warts, recurrent respiratory papillomatosis, anal intraepithelial neoplasia, cervical intraepithelial neoplasia and cervical cancer, among others.   We are also performing research studies on potential treatments for hepatitis B and herpes simplex and are evaluating fusion proteins to treat infections caused by hepatitis C.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At March 31, 2004 our accumulated deficit was $189,528,000.  Historically, we have depended principally on equity financings, cash flows from our bioreagent business and funding from research collaborations to fund our business activities.  We intend to pursue additional equity financings and seek additional research collaborations to fund our business activities, markets permitting.

Our success will depend upon the safety and efficacy of our immunotherapeutic products in pre-clinical studies and clinical trials, and upon obtaining the necessary regulatory approvals to market our products.  The marketability of our products will be influenced by competition from alternative therapies and the degree of protection our intellectual property provides. We believe there will be significant markets for our therapeutic products should these products prove to be effective in human clinical trials.

Restructured Roche Agreement

On December 2, 2003, we announced a restructuring of our June 24, 2002 collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), providing for the development and commercialization of our pharmaceutical fusion product candidate, HspE7.  By regaining control of the HspE7 manufacturing program, we expect the restructured agreement to better facilitate our clinical development of HspE7 in recurrent respiratory papillomatosis and additional indications caused by the human papillomavirus, while allowing Roche to develop a second generation HspE7 product targeting genital warts.  Under the original agreement we were responsible for the clinical development expenses related to the RRP indication.  Under the restructured agreement we assumed responsibility for all

manufacturing and other costs of indications we chose to develop.   We have the right to record first generation product sales in the U.S. and Canada of HspE7 for three years following approval of a Biologics License Application (BLA) with the U.S. Food and Drug Administration, and receive sales-based payments in other countries and after the first three years.  In addition, the collaboration agreement provides opportunities to obtain development and commercial milestones of up to $340,500,000 (U.S. $227 million).

Liquidity and Capital Resources

Since inception we have relied principally on equity financings, research collaborations and cash flows generated from our bioreagents business to fund our research and development programs, operations and capital expenditures.  Through March 31, 2004 we have raised net proceeds of $198,237,000 through equity transactions.

Under the terms of our restructured collaboration agreement with Roche, we may receive approximately $15,000,000 to $22,500,000 (US$10,000,000 to US$15,000,000) in 2005.  We will need significant additional funds for product development, manufacturing and commercialization.  If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate the development of HspE7 or other research or development programs.  We believe that our current capital resources are sufficient to fund operations into 2005.  This belief is based on our research and development plans, the current regulatory environment, our historical industry experience in the development of therapeutics and general economic conditions.

We employ a financial performance measurement system designed to ensure our revenues and expenses are consistent with management’s operational objectives and budgetary constraints.  Our cash utilization in 2004 is dependent upon several factors, including the timing and progress of clinical development of HspE7 and the cost of manufacturing clinical supplies.

At March 31, 2004, we had $45,895,000 of cash, cash equivalents and short-term investments. The $6,195,000 decrease since December 31, 2003 is due principally to spending related to the development of HspE7.  At March 31, 2004 and December 31, 2003, approximately 29% and 24%, respectively, of cash, cash equivalents and short-term investments were held in U.S. dollars.  During the period, we purchased British pounds in anticipation of making payments to our process development and manufacturing vendor denominated in that currency.

Our capital expenditures totaled $130,000 during the first quarter of 2004 compared to $12,000 in the same period last year.  First quarter spending consisted of tenant improvements on our facilities, laboratory equipment, and computer related hardware.  Capital expenditures are expected to decrease during the remainder of 2004, although additional purchases are planned to support our research, development and regulatory requirements.

At March 31, 2004 and December 31, 2003 we had outstanding principal balances of $1,008,000 and $1,125,000, respectively, in the form of fixed rate capital leases and term loan agreements including our September 2003 term loan agreement with Oxford Finance Corporation.  At March 31, 2004 and December 31, 2003 the outstanding principal balances were $832,000 and $906,000 on the Oxford loan.  Under the terms of the Oxford agreement, we must issue a letter of credit for the outstanding loan balance if our combined cash, cash equivalents, and short-term investments fall below $6,000,000.

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

Results of Operations

For the three month periods ended March 31, 2004 and 2003, our net loss was $6,284,000 and $2,457,000, respectively, or $0.09 and $0.04 per common share, respectively.  Our increased net loss during the current quarter compared to the same quarter in 2003 is due principally to spending on research and development (“R&D”) activities related to manufacturing development that was previously funded by Roche.

Collaborative R&D revenue

We recorded collaborative R&D revenue of $173,000 and $5,221,000 during the three month periods ended March 31, 2004 and 2003, respectively, relating to development activities in support of Roche and amortization of up-front license fees in accordance with Staff Accounting Bulletin (“SAB”) No 101 “Revenue Recognition in Financial Statements.”  Collaborative R&D revenue in 2004 relates principally to the amortization of upfront license fees.  Collaborative R&D revenue in 2003 includes $2,741,000 for development activities, a time-based development payment of $2,214,000 and $266,000 from the amortization of upfront license fees.  Under the terms of the restructured HspE7 collaboration agreement, we expect future collaborative R&D revenue to include amortization of the initial up-front license fee, which was adjusted to reflect the increased development period, and recognition of future milestone revenues.

Bioreagent sales

The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors.  For the three month periods ended March 31, 2004 and 2003, we reported a 2% increase in bioreagent sales to $1,452,000 from $1,419,000.  U.S. and Canadian dollar denominated sales increased by 14% and 56%, respectively, aided by the introduction of new products and several higher priced kit-based research products.  The foreign exchange rate applied to U.S. denominated sales was significantly lower in the first quarter of 2004 compared to the first quarter of 2003, thereby diluting the reported improvement in U.S. dollar sales.

Research and development

Research and development, or R&D, includes costs associated with clinical studies, product development, and ongoing exploratory research.  In order to optimize our financial flexibility, we employ clinical research organizations to conduct our clinical trials and engage contract manufacturers to assist us with product development and manufacturing.

Our R&D spending for the three month period ended March 31, 2004 consisted principally of in-house research activities, spending to support the final stages of our clinical trials, and activities to support the manufacturing and development of HspE7.  We entered into a biological services agreement with Avecia Limited in January 2004.  The contract is a multi-year agreement for process development, manufacturing of clinical supplies, and may also include the manufacturing of commercial drug substance.  The contract is cancelable subject to specified termination conditions.  Our clinical program initiatives are focused on preparations for our RRP pivotal trial.

R&D spending decreased by approximately 14% to $5,569,000 during the first quarter in 2004, compared with $6,493,000 for the same period in 2003.  Avecia’s efforts began early in the first quarter of 2004, whereas in 2003, our third-party spending focused on Roche-requested manufacturing initiatives.  This difference, combined with differences in the timing of expenses recorded for our on-going clinical trials resulted in lower first quarter 2004 spending compared to 2003.  Our spending at Avecia is expected to increase beyond first quarter levels after the technology transfer and feasibility studies are completed in the first half of 2004.

In February 2004 we announced the results from two clinical trials designed to confirm previous results and/or to validate primary endpoints for future Phase III pivotal trials.  Our Phase II trial for RRP showed high statistical significance in its primary endpoint of lengthening the interval between surgeries.  In the clinical trial for anal dysplasia we saw evidence of a treatment effect in the secondary endpoints; however, the trial did not meet the primary endpoint of showing based on measured adjudicated pathological assessment of biopsies that patients had downgrading of dysplasia from high grade to low grade or no dysplasia at six months.  Our experience with this trial will allow us to better structure future dysplasia trials, if any.

During the three months ended March 31, 2004 approximately 75% of our R&D spending related to efforts developing HspE7 as compared with approximately 65% for the same period in 2003.  The remaining spending related to exploratory research involving our follow-on CoValTM fusion proteins and research supporting our bioreagent business.

During the remainder of 2004, we expect to continue to devote the majority of planned R&D spending to support HspE7 development.  We anticipate that R&D spending will continue to increase in 2004 over first quarter levels due to our assumption of HspE7 manufacturing and development activities from Roche and preparation for additional clinical trials.

Selling, general and administrative expenses

Selling, general and administrative expense, or SG&A, includes executive management, business development, investor relations, legal support and general administrative activities.

SG&A spending increased by approximately 3% to $2,353,000 for the three months ended March 31, 2004 compared to $2,290,000 for the three months ended March 31, 2003

Cost of bioreagent sales

The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 25% and 26% for the three month periods ended March 31, 2004 and 2003, respectively, resulting in gross margins of 75% and 74%, respectively.

Interest and other income

Interest and other income increased during the three months ended March 31, 2004 by 72% to $350,000 compared with $203,000 during the same period in 2003.   Interest earned on a higher investment portfolio balance contributed to the increase.

Net foreign exchange gain/loss

During the first quarter in 2004, we recorded foreign exchange gains of $47,000 compared to a loss of $141,000 for the same period in 2003.  The volatility of the U.S. dollar in 2003 compared to the Canadian dollar exchange rate caused the 2003 foreign exchange loss.

Basic and diluted loss per share

The 156% increase in net loss to $6,284,000 for the three months ended March 31, 2004 compared with $2,457,000 for the same period in 2003, was diluted by a 20% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss per share of $0.09 in 2004 and $0.04 in 2003.

Differences between Canadian and U.S. generally accepted accounting principles

Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP, our net loss would decrease by $627,000 for the three months ended March 31, 2004.  The principal differences under U.S. GAAP as opposed to Canadian GAAP for the three months ended March 31, 2004 were the reversal of an unrealized foreign exchange gain on available-for-sale securities of $5,000, a $6,000 reversal of a write-down of short-term investments and the reversal of stock compensation expense totaling $663,000 related to fair value stock option accounting adopted beginning January 1, 2004, offset by stock compensation expense of $37,000 that would be recorded under APB Opinion No. 25.  Under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP, unfavorable market value adjustments are recorded as a component of retained earnings.   Further, U.S. GAAP does not currently require fair value accounting on stock based compensation.  Therefore under the provisions of APB Opinion No. 25, no expense is recorded for options granted with an exercise price equal to the fair value of the stock on the day of grant.  Under APB Opinion No. 25, expense is incurred related to stock options granted at exercise prices less than the fair value of the underlying stock.

Similarly, to conform to U.S. GAAP for the three months ended March 31, 2003, our net loss would decrease by $209,000.  The principal differences under U.S. GAAP compared to Canadian GAAP were the reversal of a write-down of short-term investments of $37,000, coupled with a $172,000 reversal of unrealized foreign exchange loss on available for sale securities.

Basic net loss per common share under U.S. GAAP would have been $0.08 and $0.04 in the three months ended March 31, 2004 and 2003, respectively.  Our current assets and stockholders’ equity at March 31, 2004 are the same under U.S. GAAP and Canadian GAAP.

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

Revenue recognition

Revenue from collaborative R&D arrangements may include multiple elements within a single contract.  Our accounting policy complies with the revenue determination requirements set forth in EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” and EIC 142 “Revenue Arrangements with Multiple Deliverable,” relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  We estimate the fair value of deliverables in collaboration agreements using standard industry techniques.  Changes in the determination of fair values or performance periods relating to certain deliverables, and associated milestones, could impact the timing of future revenue streams.

Clinical trial accruals

Clinical trial costs constitute a significant portion of R&D expense.  We recognize expenses related to our ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods.  Clinical trials can span multiple accounting periods.  We recognize clinical trial costs in three distinct phases:  start-up phase, patient accrual phase, and close-out phase.  Our expenses related to clinical trials could vary based on patient availability, additional statistical analysis requirements, and decisions to extend the patient evaluation period.  Using our current trial accrual methodology, our liability for clinical trials as of March 31, 2004 is $628,000, including the estimated effect of any work-in-process terminated at the end of the reporting period.  Alternately, if we utilized a percentage of completion approach and used an operational estimate of the actual work completed as of March 31, 2004 compared to the total contract value, our clinical trial liability would decrease by approximately $15,000.

Stock-based compensation

In September 2003, the CICA Accounting Standards Board released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870, to provide the same alternative methods of transition as is provided in the U.S. for voluntary adoption of the fair value based method of accounting.  The AcSB has also amended Section 3870 to require that all transactions whereby goods and services are received in exchange for stock-based compensation and other payments result in expenses that should be recognized in financial statements, and that this requirement would be applicable for financial periods beginning on or after January 1, 2004.  Section 3870 requires that share-based transactions should be measured on a fair value basis. As required for all Canadian companies whose securities are publicly traded, the Company retroactively adopted the provisions of AcSB Section 3870 beginning January 1, 1995.  See detail at Note 2 in the financial statements included herein.

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

•                  changes in regulations

•                  the release of financial results

•                  public concerns over risks relating to biotechnology

•                  sales of shares by existing shareholders and

•                  changes in analyst recommendations.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use the Canadian dollar as our measurement and functional currency.  As a result, we are exposed to foreign currency fluctuations through our operations because a substantial amount of our contract research and development spending has been transacted in other currencies, principally in U.S. dollars and British pounds.  We hold investment balances in the currencies in which we have expenditures planned during the foreseeable future.  During the first quarter 2004, we purchased British pounds to mitigate our currency exposure based on spending plans with Avecia Limited.  Our U.S. dollar denominated expenses and revenues are partially matched by our bioreagent product sales, 95% of which are in U.S. dollars.  We translate monetary assets and liabilities into Canadian dollars using the rates of exchange prevailing at our balance sheet date. We record the resulting exchange gains and losses in our statement of operations.  Although we do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, we may do so in the future if conditions change.

A hypothetical change in U.S dollar exchange rates by applying a 10% change to our March 31, 2004 foreign exchange rate, then applying that rate to our average level of U.S. investments during 2004, would result in a $972,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $972,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $972,000.

A hypothetical change in British pound exchange rates by applying a 10% change to our March 31, 2004 foreign exchange rate, then applying that rate to our average level of British pound investments during the year, would result in a $178,000 impact.  If the value of the Canadian dollar relative to the British pound were to increase by 10%, our net loss would decrease by $178,000.  Further, if the value of the Canadian dollar relative to the British pound were to decrease by 10%, our net loss would increase by $178,000.

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

A hypothetical change in interest rates comparable to a 10% change to our average rate of return would result in a $94,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $94,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $94,000.

We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $45,895,000 in cash, cash equivalents and short-term investments as of March 31, 2004.

Item 4.  CONTROLS AND PROCEDURES

Our chief financial officer and chief executive officer concluded as of March 31, 2004 that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to Stressgen and its consolidated subsidiaries, based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 15d-15.

PART II—OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits set forth after the signature page hereto.

(b)           On February 23, 2004 we filed a report on Form 8-K attaching two press releases.  The first press release reported the results from an RRP clinical trial and an AIN clinical trial.  The second press release reported earnings and other financial results for our 2003 fiscal year, which ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation
Date: May 6, 2004	/s/ Gregory M. McKee
Gregory M. McKee
Vice President, Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

INDEX OF EXHBITS

Exhibit No.	Description
3.9*	Articles of Continuance of the Company
3.10*	By-Laws of the Company
4.4*	Form of Stock Certificate
10.16	Biological Service Agreement dated January 27, 2004 between Avecia Limited and Stressgen Development Corporation
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32	Section 1350 Certification

* Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 2, 2001