Form 10-Q
period 2004-06-30
STRESSGEN BIOTECHNOLOGIES CORP
filed 2004-08-05
CIK 1064990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

As of July 30, 2004 the registrant had approximately 72,506,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands, except share information)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,888	$19,996
Short-term investments	32,003	32,094
Accounts receivable, net	575	733
Inventories	659	639
Other current assets	492	512
Total current assets	41,617	53,974

Plant and equipment	1,983	2,196
Deferred expenses, net of current portion	225	260
	$43,825	$56,430

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,586	$3,975
Current portion of deferred revenue	714	688
Current portion of notes payable and leases	522	518
Total current liabilities	4,822	5,181

Long-term liabilities:
Deferred revenue, net of current portion	1,785	2,065
Notes payable and leases, net of current portion	372	607
Total long-term liabilities	2,157	2,672

Total liabilities	6,979	7,853

Stockholders’ equity:
Common shares and other equity – no par value; unlimited shares authorized, 72,506,403 and 72,491,403 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	216,412	196,849
Contributed surplus	16,328	2,207
Deferred stock compensation (Note 2)	—	(185)
Accumulated deficit (Note 2)	(195,894)	(150,294)
Total stockholders’ equity	36,846	48,577
	$43,825	$56,430

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Bioreagent sales	$1,446	$1,373	$2,898	$2,792
Collaborative R&D revenue	190	1,508	363	6,729
Total revenue	1,636	2,881	3,261	9,521

Operating expenses:
Research and development	5,973	4,791	11,542	11,284
Selling, general and administrative	1,892	1,866	4,245	4,156
Cost of bioreagent sales	306	388	662	753
	8,171	7,045	16,449	16,193

Operating loss	(6,535)	(4,164)	(13,188)	(6,672)

Other income (expenses):
Interest and other income, net	(48)	255	302	458
Net foreign exchange gain (loss)	244	(485)	291	(626)
Interest expense	(27)	(9)	(55)	(20)
	169	(239)	538	(188)

Net loss	(6,366)	(4,403)	(12,650)	(6,860)

Accumulated deficit, beginning of period	(189,528)	(136,506)	(150,294)	(134,049)
Cumulative effect of change in accounting policy (Note 2)	—	—	(32,950)	—
Accumulated deficit, end of period	$(195,894)	$(140,909)	$(195,894)	$(140,909)

Basic and diluted net loss per common share	$(0.09)	$(0.07)	$(0.17)	$(0.11)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	72,506	61,198	72,502	60,721

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Stressgen Biotechnologies Corporation and Subsidiaries

(Canadian dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net loss	$(6,366)	$(4,403)	$(12,650)	$(6,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of plant and equipment	204	171	342	344
Loss on disposal of plant and equipment	44	—	59	—
Amortization of stock compensation expense	301	52	964	107
Unrealized foreign exchange (gain) loss	(232)	178	(222)	508
Loss on market value of investments	304	15	310	52
Changes in operating assets and liabilities	(15)	2,140	(450)	(2,217)
Net cash used in operating activities	(5,760)	(1,847)	(11,647)	(8,066)

Cash flows from investing activities:
Purchase of short-term investments	(2,000)	(8,767)	(22,919)	(31,191)
Sales and maturities of short-term investments	12,008	4,264	22,943	4,862
Purchase of plant and equipment	(58)	(42)	(188)	(54)
Net cash provided by (used in) investing activities	9,950	(4,545)	(164)	(26,383)

Cash flows from financing activities:
Proceeds on issuance of common shares	—	4,639	36	4,698
Share issue costs	—	—	(81)	—
Repayment of borrowings	(114)	(82)	(231)	(162)
Net cash (used in) provided by financing activities	(114)	4,557	(276)	4,536

Effect of exchange rate changes on cash and cash equivalents	(6)	(12)	(21)	(170)

Increase (decrease) in cash and cash equivalents	4,070	(1,847)	(12,108)	(30,083)
Cash and cash equivalents, beginning of period	3,818	2,966	19,996	31,202
Cash and cash equivalents, end of period	$7,888	$1,119	$7,888	$1,119

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements

(Canadian dollars)

(Unaudited)

1.             THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Stressgen Biotechnologies Corporation (with its subsidiaries, “Stressgen” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of innovative stress protein-based immunotherapeutics. The Company is developing a broad range of products for the treatment of viral infections and related cancers. Its lead product HspE7 targets a broad spectrum of human papillomavirus (HPV) related diseases.  The Company has also initiated research studies to evaluate stress protein (also known as heat shock protein) fusions, made through its proprietary CoValTM technology, for the treatment of hepatitis B and herpes simplex and is targeting hepatitis C.  Further, Stressgen has an internationally recognized bioreagents business with sales to scientists worldwide for the study of cellular stress, apoptosis, oxidative stress and neurobiology.

Basis of presentation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Financial statements and estimates

The information at June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 has been prepared by the Company and has not been audited.  The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles (“Canadian GAAP”), and conform in material respects with accounting principles generally accepted in the United States of America (“U.S. GAAP”), except as discussed in Note 7.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2003 Annual Report on Form 10-K and March 31, 2004 Quarterly Report on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations.  Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with Canadian GAAP and U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements.  Significant estimates are used for, but not limited to, revenue recognition, accrual of clinical trial costs, measurement of stock-based compensation, and the allocation of indirect costs between research and development (R&D), selling, general and administrative (SG&A) and cost of bioreagent sales.  Actual results could differ from such estimates.

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

Revenue recognition

Revenue from product sales of the Company’s bioreagent business is recognized upon delivery to customers when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured.  Revenue also includes amounts charged for shipping and handling costs.

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

The Company recognizes collaborative research and development revenues as services are rendered consistent with the performance requirements of the contract.  Revenue from non-refundable contract fees where the Company has continuing involvement through research and development collaborations or other contractual obligations, less the fair market value of any related warrants, is recognized ratably over the development period or the period for which Stressgen continues to have a performance obligation.  The period of development is evaluated on a regular basis.  In December 2003, the Company increased the development period by one year to reflect management’s research and development plan.  Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the agreement, provided payment is proportionate to the effort expended.  Payments are recorded as deferred revenue if they are received in advance of performance or delivery.

Clinical trial accruals

The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods when the expenses are incurred.    The Company recognizes clinical trial costs in three distinct phases that correspond with the period during which the services are performed:  the start-up phase, the patient accrual phase, and the close-out phase. The start up portion of the trial contract is accrued during the trial planning and protocol writing period.  The per patient accrual cost is recognized as each patient enters the trial.  The close-out portion of the trial is recognized as the final analyses of patient data are prepared.  Based on the design of the trial including number of patients, number of clinical sites, method of treatment, and follow-up, the proportion of the cost of each phase could vary from trial to trial.   As each trial continues, the Company evaluates the total contract costs and makes adjustments accordingly. Changes to the cost estimates are charged to expense in the appropriate period based on the facts and timing of the adjustment.

Stock-based compensation plan

In September 2003, the CICA Accounting Standards Board released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870 (CICA 3870), to provide the same alternative methods of transition as is provided in the U.S. for voluntary adoption of the fair value based method of accounting.   In January 2004, the Company adopted the recommendations of the CICA 3870.  This standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method.  The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets.

Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.

The Company has two stock-based compensation plans, which are described in Note 5.  The Company typically grants options with an exercise price equal to the fair market value of the underlying common stock.  Under the principles of CICA 3870, compensation expense is recognized over the vesting period of the grant based on the estimated fair value at the time of grant using the Black-Scholes method.  Any consideration paid by directors, employees and others on exercise of stock options is credited to common shares.  See further discussion of the change in accounting policy in Note 2.

Accounting pronouncements

The Emerging Issues Task Force (EITF) recently deliberated regarding Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue is intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  The EITF reached a consensus regarding disclosure requirements concerning unrealised losses on available-for-sale debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held for Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired is to be applied in reporting periods beginning after June 15, 2004.  The disclosure requirements apply to annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124.  For all other investments within the scope of this Issue, the disclosure requirements apply to fiscal years ending after June 15, 2004.  Additional disclosure requirements for cost method investments apply to fiscal years ending after June 15, 2004.  The Issue does not affect the current period.  The Company is currently evaluating the effect of this pronouncement on its financial statements.

2.             CHANGE IN ACCOUNTING POLICY

In January 2004 the Company changed its accounting policy relating to stock based compensation awards, retroactive to January 1, 1995, in accordance with the recommendation of CICA 3870.  As permitted by the September 30, 2003 transitional provisions issued by the CICA Accounting Standards Board related to CICA 3870, the Company has applied this change using the retroactive method without restatement.  Expense related to stock-based compensation awards is calculated using the Black-Scholes option pricing model and recognized over the vesting period of the grant.  Previously, the Company used the intrinsic value method for valuing stock-based compensation awards granted to employees and directors where compensation expense was recognized for the excess, if any, of the quoted market price of Company’s common shares over the compensation award exercise price on the day that options were granted.

The following pro forma information presents the net loss and the basic loss per common share had CICA 3870 been retroactively applied:

(in thousands, except per share amounts)	Three months ended June 30, 2003	Six months ended June 30, 2003

Net loss under Canadian GAAP	$(4,403)	$(6,860)

Stock-based compensation expense under intrinsic value method	52	107
Stock-based employee compensation expense under the fair value method	(841)	(1,559)
Pro forma net loss under Canadian GAAP	$(5,192)	$(8,312)
Pro forma basic loss per common share under Canadian GAAP	$(0.08)	$(0.14)

To implement the fair value method for stock-based compensation beginning January 1, 2004, the Company recorded an adjustment to beginning accumulated deficit of $32,950,000, comprised of $17,105,000 related to the fair value expense calculated on options granted on or after January 1, 1995, $16,434,000 related to compensation expense on the release of contingently issuable shares completed in 1999, offset by a $589,000 reversal of previously recorded expense under the principles of APB Opinion No. 25, Accounting for Stock Issued to Employees.  Under the principles of CICA 3870, the Company reclassified $3,174,000 from contributed surplus to common stock related to the historical exercise of employee stock options.  The Company recorded expense of $301,000 and $964,000 for the three and six month periods ended June 30, 2004, representing the amortization of the fair value of compensation based on the vesting period of stock options granted to employees and directors.  The weighted-average per-share fair values of the individual options granted during the three month periods ended June 30, 2004 and 2003 were $0.50 and $1.60, respectively.   The weighted-average per-share fair values of the individual options granted during the six month periods ended June 30, 2004 and 2003 were $0.68 and $1.05.   The fair value of the options was determined using a Black-Scholes option-pricing model with the following assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Volatility	61%	88%	65%	74%
Risk-free interest rate	3.8%	2.2%	3.5%	2.5%
Expected life	4 years	4 years	4 years	4 years

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

3.            COLLABORATIVE AGREEMENT

On December 2, 2003, the Company announced it had restructured its June 24, 2002 collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), providing for the development and commercialization of the pharmaceutical fusion product candidate, HspE7.  Under the restructured terms Roche was granted an option to develop the first generation HspE7, a license to develop a second generation HspE7 product, and an option to negotiate rights to the Company’s CoValTM fusion product candidates for the treatment of cancer and hepatitis C.

In connection with the first generation of HspE7, the restructured agreement gives the Company the right to develop and commercialize the product for indications other than genital warts, including control of regulatory matters such as U.S. Investigational New Drug applications.  The Company can conduct dose-ranging studies in patients with genital warts.  In the original agreement the Company was responsible for clinical development expenses related to the recurrent respiratory papillomatosis (RRP) indication.  In the new agreement the Company is responsible for the manufacturing and other costs of all indications it develops.

The Company recorded collaborative R&D revenue of $190,000 and $1,508,000 during the three month periods ended June 30, 2004 and 2003, respectively. Collaborative R&D revenue for the six month periods ended June 30, 2004 and 2003 was $363,000 and $6,729,000, respectively.  Collaborative R&D revenue during the three and six month periods in 2004 relates principally to the amortization of upfront license fees in accordance with Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements.”  Collaborative R&D revenue for the six month period ended June 30, 2003 includes $4,003,000 for development activities, a time-based development payment of $2,214,000 and $512,000 from the amortization of upfront license fees.

4.             SIGNIFICANT CONTRACTUAL ACTIVITY

On January 28, 2004, the Company entered into a biological services agreement with Avecia Limited for manufacturing and process development of HspE7.  Under the terms of the contract, payments are due in British pounds.  The contract is a multi-year agreement for process development and manufacturing of clinical supplies, and may also include the manufacturing of commercial drug substance.  The Company purchased British pounds in anticipation of making payments in that currency.  The services agreement contains cancellation fees based on a sliding percentage of certain future program milestones.  The cancellation fee as of June 30, 2004 would have been $4,290,000.

5.             BALANCE SHEET DETAILS

At June 30, 2004 the Company had outstanding principal balances of $894,000 and $1,125,000, respectively, in the form of fixed rate capital leases and term loans including the September 2003 term loan with Oxford Finance Corporation (Oxford).  At June 30, 2004 the outstanding principal balance was $761,000 on the Oxford loan.  Under the terms of the Oxford loan, the Company must issue a letter of credit for the outstanding loan balance if our combined cash, cash equivalents, and short-term investments fall below $6,000,000.

The following tables provide details of selected balance sheet items:

(In thousands)	June 30, 2004	December 31, 2003
Accounts receivable:
Trade accounts receivable	$610	$492
Collaborative receivable	—	277
Less: allowance for doubtful accounts	(35)	(36)
	$575	$733

Inventories:
Raw materials, net of $26 provision for obsolescence	$204	$202
Work in progress, net of $156 provision for obsolescence	178	146
Finished goods, net of $142 provision for obsolescence	277	291
	$659	$639

Accounts payable and accrued liabilities:
Trade accounts payable	$1,856	$1,461
Accrued compensation and benefits	1,161	1,009
Clinical trial accruals	528	1,409
Other accrued liabilities	41	96
	$3,586	$3,975

	June 30, 2004 (unaudited)			December 31, 2003
(In thousands)	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Plant and equipment:
Laboratory equipment	$4,154	$2,683	$1,471	$1,626
Computer equipment	1,054	818	236	292
Furniture and fixtures	437	294	143	172
Leasehold improvements	795	662	133	106
	$6,440	$4,457	$1,983	$2,196

Stockholders’ equity

In June 2002 the Company issued 2,036,436 common shares for $7,657,000 pursuant to the collaboration agreement with Roche (see Note 3).  The equity was issued at a per share price determined by the weighted average price of common shares of the Company during the ten business days prior to the Roche transaction.

At the time of the original collaboration agreement, Roche received two warrants to purchase the common stock of Stressgen.  The Company allocated $1,264,000 as the fair value of the warrants, determined by independent valuation.  In April 2003, Roche exercised the first warrant to acquire 1,413,600 common shares at $3.25, resulting in net proceeds of $4,594,000 to the Company.  Under the original collaboration agreement, the Company had the right to call the second warrant resulting in an issuance of a range of shares and exercise price depending upon the price of the Company’s common stock. In connection with the restructured collaboration agreement, Roche has a continued right to exercise the second warrant for

814,574 shares at a purchase price of $3.76 per share at any time until June 28, 2007.  The Company no longer has the right to call the second warrant.

Employee share option plan

The following table summarizes information related to all stock options outstanding and exercisable under the Company’s 1996 and 2001 stock-based compensation plans as of June 30, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.98 - $1.99	1,377,395	7.6	$1.70	885,197	$1.74
$2.00 - $3.99	618,500	8.1	$3.24	378,963	$3.39
$4.00 - $5.99	1,215,095	7.0	$4.91	1,056,395	$4.90
$6.00 - $8.00	1,527,100	5.7	$6.19	1,526,411	$6.19
	4,738,090			3,846,966

At June 30, 2004, there were 581,514 options available for future grant under the 2001 Plan.  At July 30, 2004 there were approximately 4,729,000 options outstanding.

6.             SEGMENT INFORMATION

The Company manages its operations in two reportable segments, Biotechnology and Bioreagents.  Revenues are allocated to countries based on customer locations.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
Bioreagents
Revenue:
U.S.	$998	$947	$1,956	$1,855
Canada	58	69	131	126
Other	390	357	811	811
	1,446	1,373	2,898	2,792
Operating expenses:
Research and development	492	435	933	754
Selling, general and administrative	222	425	577	913
Cost of bioreagent sales	306	388	662	753
	1,020	1,248	2,172	2,420
Operating income	$426	$125	$726	$372

Biotechnology
Collaborative R&D revenue	$190	$1,508	$363	$6,729

Operating expenses:
Research and development	5,481	4,356	10,609	10,530
Selling, general and administrative	1,670	1,441	3,668	3,243
	7,151	5,797	14,277	13,773
Operating loss	$(6,961)	$(4,289)	$(13,914)	$(7,044)

Totals
Revenue:
Bioreagent sales	$1,446	$1,373	$2,898	$2,792
Collaborative R&D revenue	190	1,508	363	6,729
Total revenue	1,636	2,881	3,261	9,521

Expenses:
Research and development	5,973	4,791	11,542	11,284
Selling, general and administrative	1,892	1,866	4,245	4,156
Cost of bioreagent sales	306	388	662	753
	8,171	7,045	16,449	16,193

Operating loss	$(6,535)	$(4,164)	$(13,188)	$(6,672)

The Company does not allocate interest and other income, or interest on capital lease obligations to each segment.

At June 30, 2004 and December 31, 2003, respectively, $1,814,000 and $2,006,000 of plant and equipment supported the Biotechnology operating segment while the remaining $169,000 and $190,000 supported the Bioreagent operating segment.

7.             THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform in all material respects to U.S. GAAP.  Effect on the consolidated financial statements:

Balance Sheet

(In thousands)	June 30, 2004	December 31, 2003
Current assets under Canadian GAAP	$41,617	$53,974
Adjustments to Canadian GAAP	—	—
Current assets under U.S. GAAP	$41,617	$53,974

Stockholders’ equity under Canadian GAAP	$36,846	$48,577

Adjustment to common stock (a)	(17,295)	—
Adjustment to deferred stock compensation (a)	(133)	—
Adjustment to accumulated deficit (a)	17,428	—
	—	—
Stockholders’ equity under U.S. GAAP	$36,846	$48,577

Statement of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2004	2003	2004	2003
Net loss under Canadian GAAP	$(6,366)	$(4,403)	$(12,650)	$(6,860)
Reversal of unrealized foreign exchange (gain) loss on investments (b)	(238)	166	(243)	338
Loss on market value of investments (b)	304	15	310	52
Reversal of stock compensation expense (a)	301	—	964	—
Stock compensation expense under APB No. 25 (a)	(15)	—	(52)	—
	352	181	979	390

Net loss under U.S. GAAP	$(6,014)	$(4,222)	$(11,671)	$(6,470)

Basic and diluted loss per common share under Canadian GAAP	$(0.09)	$(0.07)	$(0.17)	$(0.11)

Basic and diluted loss per common share under U.S. GAAP	$(0.08)	$(0.07)	$(0.16)	$(0.11)

Common shares used to compute basic and diluted loss per share under Canadian and U.S. GAAP	72,506	61,198	72,502	60,721

Statement of Cash Flows

For all periods presented there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

As disclosed in Note 11 to the financial statements in the Company’s December 31, 2003 Annual Report on Form 10-K, differences exist for the Company between Canadian and U.S. GAAP.

The following notes outline the differences that affect the Company for the three and six month periods ended June 30, 2004 and 2003.

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

Under the principles of SFAS 123, the Company would have recorded $19,277,000 of deferred compensation related to the total fair value for stock options granted between January 1, 1995 and June 30, 2004.  The following table illustrates the effect on net loss and loss per share under U.S. GAAP if the Company had applied the fair value accounting provisions of SFAS 123 to employee stock based compensation:

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2004	2003	2004	2003
Net loss under U.S. GAAP	$(6,014)	$(4,222)	$(11,671)	$(6,470)

Stock-based compensation under APB No. 25	15	52	52	107
Stock-based compensation expense recorded under SFAS 123	(301)	(841)	(964)	(1,559)
Pro forma net loss under U.S. GAAP	$(6,300)	$(5,011)	$(12,583)	$(7,922)

Pro forma loss per common share	$(0.09)	$(0.08)	$(0.17)	$(0.13)

(b)           Under U.S. GAAP Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company would have classified certain of its short-term securities as available-for-sale and, accordingly, would have included the changes in net unrealized holding gains or losses on these securities as a component of stockholders’ equity rather than in operations.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in a full set of general-purpose financial statements.  Comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003

Net loss under U.S. GAAP	$(6,014)	$(4,222)	$(11,671)	$(6,470)
Other comprehensive income
Adjustment to unrealized foreign exchange gain (loss) on investments	238	(166)	243	(338)
Adjustment of market losses on investments	(304)	(15)	(310)	(52)
Comprehensive net loss under U.S. GAAP	$(6,080)	$(4,403)	$(11,738)	$(6,860)

8.             SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
Collaborative receivable	$—	$3,867	$277	$2,710
Trade receivables	26	(38)	(119)	(158)
Inventories	(59)	145	(20)	141
Other current assets	165	241	20	184
Deferred expenses, net of current portion	17	58	35	120
Accounts payable and accrued liabilities	(45)	(1,592)	(389)	(4,101)
Deferred revenue	(119)	(541)	(254)	(1,113)
	$(15)	$2,140	$(450)	$(2,217)
Supplemental disclosures of cash flows:
Interest paid	$28	$9	$56	$20

Supplemental disclosures of non-cash transactions
Reversal of deferred compensation	$—	$—	$185	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is dated as of July 30, 2004.  It should be read in conjunction with our June 30, 2004 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian GAAP and with our December 31, 2003 Annual Report on Form 10-K.  The differences from U.S. GAAP, as they affect our consolidated financial statements, are described in Note 7 to our consolidated quarterly financial statements and in Note 11 to our Form 10-K.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

The discussion contains forward-looking statements that involve risk and uncertainties.  The predictions described in these statements may not materialize if management’s current expectations regarding our future performance prove incorrect. Our results could also be affected by factors including, but not limited to, our reliance on collaborative partners and other risks described below under “Factors That May Affect Future Performance.”  The forward-looking statements are based on currently available information; we disclaim any obligation to update them.

Overview

From our inception in 1990 to 1993, our core business involved the sale of bioreagent products.  Although we have retained and expanded our bioreagent business worldwide, our primary focus since 1993 has been the research and development of innovative stress protein-based fusion products that will stimulate the body’s immune system to combat viral infections and related cancers.  Our core, exclusively licensed technology involves the fusion of heat shock proteins with viral or cancer-associated antigens.  The lead product candidate developed with this technology, HspE7, targets a variety of human papillomavirus-related diseases, including genital warts, recurrent respiratory papillomatosis, anal intraepithelial neoplasia, cervical intraepithelial neoplasia and cervical cancer, among others.   We are also performing research studies on potential treatments for hepatitis B and herpes simplex and are evaluating fusion proteins to treat infections caused by hepatitis C.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At June 30, 2004 our accumulated deficit was $195,894,000.  Historically, we have depended principally on equity financings, cash flows from our bioreagent business and funding from research collaborations to fund our business activities.  We intend to pursue additional equity financings, markets permitting, and to seek additional research collaborations to fund our business activities.

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

Restructured Roche Agreement

On December 2, 2003, we announced a restructuring of our June 24, 2002 collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), providing for the development and commercialization of our pharmaceutical fusion product candidate, HspE7.  Under the restructured terms we granted Roche an option to develop the first generation HspE7, a license to develop a second generation HspE7 product, and an option to negotiate rights to our CoValTM fusion product candidates for the treatment of cancer and hepatitis C.

In connection with the first generation of HspE7, the restructured agreement gives us the right to develop and commercialize the product for indications other than genital warts, including control of regulatory matters such as U.S. Investigational New Drug applications.  We can conduct dose-ranging studies in patients with genital warts.  In the original agreement we were responsible for clinical development expenses related to the recurrent respiratory papillomatosis (RRP) indication.  In the new agreement we are responsible for the manufacturing and other costs of all indications we develop.  If Roche exercises its rights to the first generation product it will fund all prospective development costs.  Roche can exercise its rights to the first generation of HspE7 by paying a fee, in which case it would also become responsible for event-driven milestones that could result in aggregate payments to Stressgen of up to $207,000,000 (US $138,000,000). Under that scenario Stressgen would record first generation HspE7 product sales in the U.S. and Canada for three years following approval of a Biologics License Application (BLA) with the U.S. Food and Drug Administration, would receive sales-based payments of approximately 35% in the U.S. and Canada thereafter, and would receive sales-based payments (similar to royalties) of 20% of sales in countries outside the US and Canada.

By paying additional fees, Roche can exclusively develop the second generation HspE7 product.  In such case Roche would be required to pay the costs of development, manufacturing and commercialization of the product and to pay us defined milestones. We would also receive tiered, progressive sales-based payments that we believe are competitive with other agreements of this stage and type.  Commercial success payments of up to $127,500,000 (US $85,000,000) become payable depending upon the aggregate net sales of either or both generations of the HspE7 product.

The restructured collaboration agreement gives Stressgen the right to discuss, negotiate and execute an alternative agreement with a third-party for the development and commercialization of HspE7 through a license, partnership, joint venture or similar transaction.  Roche can terminate this right by paying us a fee, which in 2005 would be $15,000,000 or $22,500,000 (US$10,000,000 or US$15,000,000).

Roche has separate non-exclusive rights to negotiate licenses to our CoValTM fusion product candidates for the treatment of cancer and hepatitis C.  Roche can pay additional fees to make these rights exclusive until January 1, 2007.

As part of our financial responsibility for manufacturing we pay Avecia Limited (Avecia) for process development, scale-up and manufacturing of clinical supplies under a contract discussed below.

Liquidity and Capital Resources

Since inception we have relied principally on equity financings, research collaborations and cash flows generated from our bioreagents business to fund our research and development programs, operations and capital expenditures.  Through June 30, 2004 we have raised net proceeds of $198,238,000 through equity transactions.

We will need to obtain significant additional funds through financings or strategic transactions to continue product development, manufacturing and commercialization.  If adequate funds are not available from those sources, we will be required to delay, reduce the scope of, or eliminate the development of HspE7 or other research or development programs.  Based on our current spending to support our research and development programs, as well as the existing regulatory environment and general economic conditions, our current capital resources are sufficient to fund operations for over twelve months.

We employ a financial performance measurement system designed to ensure our revenues and expenses are consistent with management’s operational objectives and budgetary constraints.  Our cash utilization in 2004 is dependent upon several factors, including the timing and progress of clinical development of HspE7 and the cost of manufacturing clinical supplies.

At June 30, 2004, we had $39,891,000 of cash, cash equivalents and short-term investments. The $12,199,000 decrease since December 31, 2003 is due principally to spending related to the development of HspE7.  At June 30, 2004 and December 31, 2003, approximately 30% and 24%, respectively, of cash, cash equivalents and short-term investments were held in U.S. dollars.  During the first half of 2004, we purchased British pounds to fund payments made to Avecia.  At June 30, 2004 approximately 6% of our cash, cash equivalents and short-term investments were held in British pounds.  Periodically we may purchase additional British pounds based on future anticipated payments in that currency.

Our capital expenditures totaled $58,000 and $42,000 during the three month periods ended June 30, 2004 and 2003, respectively.  For the six month periods ended June 30, 2004 and 2003 capital expenditures were $188,000 and $54,000, respectively.  Spending in the first half of 2004 consisted of tenant improvements on our facilities, laboratory equipment, and computer related hardware.  Capital expenditures are expected to decrease during the remainder of 2004, although additional purchases are planned to support our research, development and regulatory requirements.

At June 30, 2004 and December 31, 2003 we had outstanding principal balances of $894,000 and $1,125,000, respectively, in the form of fixed rate capital leases and term loans including our September 2003 term loan with Oxford Finance Corporation (Oxford).  At June 30, 2004 and December 31, 2003 the outstanding principal balances were $761,000 and $906,000 on the Oxford loan.  Under the terms of the Oxford loan, we must issue a letter of credit for the outstanding loan balance if our combined cash, cash equivalents, and short-term investments fall below $6,000,000.

Contractual Obligations

Our contractual obligations consist of operating leases for facilities, capital leases to finance equipment and a term loan to increase working capital cash flows.  Details of these commitments are described in our 2003 Annual Report on Form 10-K under the section “Liquidity and Capital Resources.”  In January 2004 we entered into a biological services agreement with Avecia that is cancellable subject to specified termination conditions. The services agreement, which is further discussed below, specifies cancellation fees based on a sliding percentage of certain future program milestones.  The cancellation fee as of June 30, 2004 would have been $4,290,000.  During the three and six month periods ended June 30, 2004 there were no material changes to our contractual obligations.

We have entered into various contracts for research, process development and limited product manufacturing to further the development of HspE7.  Due to our goal to retain a flexible development program, we typically negotiate termination provisions so that our financial obligations are limited to paying for work performed up to the termination date and if applicable, pre-established cancellation fees.  Except as disclosed above we currently do not have other significant research and development contracts subject to cancellation fees.  We have not entered into any minimum supply agreements with any service vendors or contract manufacturers.

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

Results of Operations

For the three month periods ended June 30, 2004 and 2003, our net loss was $6,366,000 and $4,403,000, respectively, or $0.09 and $0.07 per common share, respectively.  Our net losses for the six month periods ended June 30, 2004 and 2003 were $12,650,000 and $6,860,000, respectively, or $0.17 and $0.11 per common share, respectively.  Our increased net loss during the current quarter and the first half of 2004 compared to the same periods in 2003 is due principally to spending on research and development (R&D) activities related to manufacturing development that was previously funded by Roche.

Collaborative R&D revenue

We recorded collaborative R&D revenue of $190,000 and $1,508,000 during the three month periods ended

June 30, 2004 and 2003, respectively. Collaborative R&D revenue for the six month periods ended June 30, 2004 and 2003 was $363,000 and $6,729,000, respectively.  Collaborative R&D revenue during both periods in 2004 relates principally to the amortization of upfront license fees in accordance with Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements.”  Collaborative R&D revenue for the six month period ended June 30, 2003 includes $4,003,000 for development activities, a time-based development payment of $2,214,000 and $512,000 from the amortization of upfront license fees.  Under the terms of the restructured HspE7 collaboration agreement, we expect future collaborative R&D revenue to include amortization of the initial up-front license fee, which reflects the anticipated development period of HspE7 and recognition of future milestone revenues.

Bioreagent sales

The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and stress response researchers. Our products are sold directly to end-users and through third party distributors.  For the three month periods ended June 30, 2004 and 2003, we reported a 5% increase in bioreagent sales to $1,446,000 from $1,373,000.  Bioreagent sales increased by 4% to $2,898,000 during the six month period ended June 30, 2004 from $2,792,000 during the same period in 2003. U.S. and Canadian dollar denominated sales in the first half of 2004 compared to the same period in 2003 increased by 11% and 10%, respectively, aided by the introduction of new products and several higher priced kit-based research products.  The foreign exchange rate applied to U.S. denominated sales was lower in the first half of 2004 compared to the first half of 2003, thereby diluting the reported improvement in U.S. dollar sales.

Research and development

Research and development includes costs associated with therapeutic product development, clinical studies, ongoing exploratory research and bioreagent product development.  In order to optimize our financial flexibility, we employ clinical research organizations to conduct our clinical trials and engage contract manufacturers to assist us with product development and manufacturing.

Our R&D spending during the first half of 2004 was devoted principally to activities in support of developing HspE7, including in-house research activities, spending to support the final stages of our clinical trials, and activities to support the process development and manufacturing of HspE7.  During the first half of 2004 approximately 80% of our R&D spending related to efforts developing HspE7, compared to approximately 60% for the same period in 2003.  The remaining spending relates to research supporting our bioreagent business and exploratory research involving our follow-on CoValTM fusion proteins.

On June 30, 2004 we held an End of Phase II/Pre-Phase III meeting with the U.S. Food and Drug Administration (FDA) for HspE7 to discuss a path forward for the clinical development of HspE7 for recurrent respiratory papillomatosis (RRP).  Following the FDA’s recommendation, we will be submitting a final pivotal clinical trial protocol for a Special Protocol Assessment (SPA).  Under a SPA, the sponsor and the FDA formally agree to the details of the study protocol.  After our meeting with the FDA, we continue to believe that in mid-2007 we may be able to submit a Biologics License Application to the FDA for RRP as the first indication for HspE7.

In January 2004, we entered into a biological services agreement with Avecia.  The contract is a multi-year agreement for process development, scale-up and manufacturing of clinical supplies.  Although the timelines may change for specific manufacturing events covered by the contract, such as GMP bulk release, cell paste production and fill/finish, we believe clinical-grade supplies will be available in the second quarter of 2005. We may also have Avecia manufacture commercial drug substance.

R&D spending increased by approximately 25% to $5,973,000 during the three months ended June 30, 2004, compared with $4,791,000 for the same period in 2003.  For the six months ended June 30, 2004, R&D spending increased by approximately 2% to $11,542,000 from $11,284,000 for the same period in 2003.  This increase is due principally to increased spending at Avecia, which began early in 2004; in contrast, in 2003 our third-party spending focused on Roche-requested manufacturing initiatives, which are complete.  Our spending at Avecia is expected to increase during the second half of 2004 as we transition from process development activities to initial production runs of bulk drug substance for our upcoming pivotal trial.

During the second half of 2004, we expect to continue to devote the majority of planned R&D spending to support HspE7 development.  We anticipate that R&D spending will continue to increase during the second half of 2004 due to our planned HspE7 manufacturing and development activities and the start-up of additional clinical trials.

Selling, general and administrative expenses

Selling, general and administrative expense, or SG&A, includes executive management, business development, investor relations, legal support and general administrative activities.

SG&A spending increased by approximately 1% to $1,892,000 for the three month periods ended June 30, 2004 from $1,866,000 for the same period in 2003.  For the six month periods ended June 30, 2004 and 2003, SG&A spending was $4,245,000 and $4,156,000, respectively.

Cost of bioreagent sales

The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 21% and 28% for the three month periods ended June 30, 2004 and 2003, respectively, resulting in gross margins of 79% and 72%, respectively.   For the six month periods ended June 30, 2004 and 2003 the aggregate cost of sales was approximately 23% and 27%, respectively, resulting in gross margins of 77% and 73%, respectively.  Our improved gross margin during the three and six month periods ended June 30, 2004 as compared to 2003 is due principally to fewer adjustments to inventory reserves in the first half of 2004 and initiatives to bring kit manufacturing in-house.

Interest and other income

Interest and other income decreased during the three month periods ended June 30, 2004 by 119% to a loss of $48,000 compared with income of $255,000 during the same period in 2003.  During the six month periods ended June 30, 2004 and 2003 interest and other income decreased by 34% to $302,000 from $458,000, respectively.  The decrease is due principally to a $293,000 temporary write-down of our fixed income investment portfolio recorded in the second quarter 2004.

Net foreign exchange gain/loss

For the three month period ended June 30, 2004 we recorded a net foreign exchange gain of $244,000 compared with a loss of $485,000 for the same period in 2003.  During the first half of 2004, we recorded foreign exchange a gain of $291,000 compared to a loss of $626,000 for the same period in 2003.  The volatility of the U.S. dollar compared to the Canadian dollar in 2003 caused the 2003 foreign exchange loss.

Basic and diluted loss per share

The 45% increase in net loss to $6,366,000 for the three month periods ended June 30, 2004 compared with $4,403,000 for the same period in 2003, was diluted by a 18% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss per share of $0.09 in 2004 and $0.07 in 2003.  The 84% increase in net loss to $12,650,000 for the six month periods ended June 30, 2004 compared with $6,860,000 for the same period in 2003, was diluted by a 19% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss per share of $0.17 in 2004 and $0.11 in 2003.

Differences between Canadian and U.S. generally accepted accounting principles

Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP, our net loss would decrease by $352,000 and $979,000 for the three and six month periods ended June 30, 2004.  The principal differences under U.S. GAAP as opposed to Canadian GAAP for the three and six month periods ended June 30, 2004 were the reversal of an unrealized foreign exchange gain on investments of $238,000 and $243,000, a reversal of a loss on market value of investments of $304,000 and $310,000 and the reversal of stock compensation expense totaling $301,000 and $964,000 related to fair value stock option accounting adopted beginning January 1, 2004, offset by stock compensation expense of $15,000 and $52,000 that would be recorded under APB Opinion No. 25.  U.S. GAAP does not currently require fair value accounting on stock based compensation.  Therefore, under the provisions of APB Opinion No. 25, no expense is recorded for options granted with an exercise price equal to the fair value of the stock on the day of grant.  Under APB Opinion No. 25 expense is incurred when stock options are granted at exercise prices less than the fair value of the underlying stock.  Further, under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP unfavorable market value adjustments are recorded as a component of retained earnings.

To conform to U.S. GAAP our net loss would decrease by $181,000 and $390,000 for the three and six month periods ended June 30, 2003.  The principal differences under U.S. GAAP as opposed to Canadian GAAP for the current quarter and first half of 2003, respectively, were the reversal of unrealized foreign exchange loss on investments of $166,000 and $338,000, coupled with a $15,000 and $52,000 reversal of a loss on market value of investments.

Basic net loss per common share under U.S. GAAP would have been $0.08 and $0.16 in the three and six month periods ended June 30, 2004, respectively.  Basic net loss per common share under U.S. GAAP would have been $0.07 and $0.11 in the three and six month periods ended June 30, 2003, respectively.   Our current assets and stockholders’ equity at June 30, 2004 are the same under U.S. GAAP and Canadian GAAP.

Summary of Quarterly Results

The following is a summary of the unaudited quarterly results of operations for the previous eight quarters beginning with the quarter ended June 30, 2004.

	Quarter ended
(In thousands except per share amounts)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Net revenues
Canadian and U.S. GAAP	$1,636	$1,625	$1,727	$2,171

Research and development expenses
Canadian and U.S. GAAP	5,973	5,569	3,572	6,009

Net loss (1)
Canadian GAAP	(6,366)	(6,284)	(3,762)	(5,623)
U.S. GAAP	(6,014)	(5,657)	(3,365)	(5,463)

Basic loss per common share
Canadian GAAP	$(0.09)	$(0.09)	$(0.06)	$(0.09)
U.S. GAAP	$(0.08)	$(0.08)	$(0.05)	$(0.09)

	Quarter ended
	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Net revenues
Canadian and U.S. GAAP	$2,881	$6,640	$5,320	$5,826

Research and development expenses
Canadian and U.S. GAAP	4,791	6,493	7,167	7,447

Net loss (1)
Canadian GAAP	(4,403)	(2,457)	(4,059)	(2,280)
U.S. GAAP	(4,222)	(2,248)	(3,981)	(3,668)

Basic loss per common share
Canadian GAAP	$(0.07)	$(0.04)	$(0.07)	$(0.04)
U.S. GAAP	$(0.07)	$(0.04)	$(0.07)	$(0.06)

(1)           To conform these results to U.S. GAAP, certain adjustments would be made.  The principal differences between U.S. GAAP and Canadian GAAP are described in detail in the notes to our 2003 and 2002 financial statements and our March 31, 2004 and June 30, 2004 interim financial statements.

Our quarterly financial results over the past eight quarters were principally affected by variations in revenues from our Roche collaboration and variations in R&D spending.  Our collaborative R&D revenues have decreased over time due principally to our December 2003 restructured Roche agreement under which we are not reimbursed for R&D spending related to HspE7.   Another variation in our revenues occurred in the first quarter of 2003 when we received a time based development milestone.  There have not been any milestone payments since that time.  The fluctuation of R&D expense over the most recent eight quarters relates to timing of spending associated with our clinical trials, process development and manufacturing of HspE7.   See the discussion under the captions “Results of Operations—Collaborative R&D Revenue” and “Results of Operations—Research and Development” for additional information.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements herein.  Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes.  Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances.  The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty.  Accordingly, actual results could differ from the estimates made.  Our critical accounting policies include:

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

Clinical trial accruals

Clinical trial costs constitute a significant portion of R&D expense.  We recognize expenses related to our ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods in which the expenses are incurred.    We recognize clinical trial costs in three distinct phases that correspond with the period during which the services are performed:  the start-up phase, the patient accrual phase, and the close-out phase. Based on the design of the trial, including the number of patients, number of clinical sites, method of treatment, and follow-up, the allocation of trial costs to each phase could vary from trial to trial.   Using our current trial accrual methodology, our liability for clinical trials as of June 30, 2004 is $528,000, which includes the estimated effect of any work-in-process terminated at the end of the reporting period.  Alternatively, if we utilized a percentage of completion approach and used an operational estimate of the actual work completed as of June 30, 2004 compared to the total contract value, our clinical trial liability would decrease by approximately $72,000.

Stock-based compensation

In September 2003 the CICA Accounting Standards Board released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870, to provide the same alternative methods of transition as is provided in the U.S. for voluntary adoption of the fair value based method of accounting.  The AcSB has also amended Section 3870 to require that all transactions whereby goods and services are received in exchange for stock-based compensation and other payments result in expenses that should be recognized in financial statements, and that this requirement would be applicable for financial periods beginning on or after January 1, 2004.  Section 3870 requires that share-based transactions should be measured on a fair value basis. We retroactively adopted the provisions of CICA Section 3870 beginning January 1, 1995.  See the detail at Note 2 in the financial statements included herein.

New Accounting Pronouncement

The Emerging Issues Task Force (EITF) recently deliberated regarding Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue is intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  The EITF reached a consensus regarding disclosure requirements concerning unrealised losses on available-for-sale debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held for Not-for-Profit Organizations.”  The guidance for evaluating whether an investment is other-than-temporarily impaired is to be applied in reporting periods beginning after June 15, 2004.  The disclosure requirements apply to annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124.  For all other investments within the scope of this Issue, the disclosure requirements apply to fiscal years ending after June 15, 2004.  Additional disclosure requirements for cost method investments apply to fiscal years ending after June 15, 2004.  The

Issue does not affect the current period.  We are currently evaluating the effect of this pronouncement on our financial statements.

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

We Must Obtain Additional Financing to Execute Our Business Plan

The revenues from the production and sale of bioreagents and the projected revenues from collaborators are not adequate to support either the development of HspE7 under the restructured Roche Collaboration Agreement or our other therapeutic product development programs.  We will need substantial additional funds to pursue further research and development; conduct clinical trials; obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products.  We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

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

We May Encounter Difficulties in Manufacturing our Products

Our manufacturing experience in bioreagents is not directly applicable to the manufacture of therapeutic products.  We have not yet introduced any therapeutic products and have no experience manufacturing immunotherapeutics ourselves.  Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including GMP, production and quality control regulations.  Because we do not have facilities for the production of therapeutic products such as HspE7, we contract with third parties for process development, the scale-up of manufacturing our products from the laboratory bench to commercial quantities, manufacturing of bulk materials, product characterization, filling the product into vials, packaging and related processes.  If there are delays or difficulties in developing a commercial manufacturing process, performing manufacturing or transferring HspE7 between contractors performing different aspects of the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products.

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

•      changes in regulations

•      the release of financial results

•      public concerns over risks relating to biotechnology

•      sales of shares by existing shareholders and

•      changes in analyst recommendations.

The market for our shares, which are traded on the Toronto Stock Exchange, may be more limited than it would be if they were traded on NASDAQ or a U.S. exchange.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use the Canadian dollar as our measurement and functional currency.  As a result, we are exposed to foreign currency fluctuations through our operations because a substantial amount of our contract research and development spending has been transacted in other currencies, principally in U.S. dollars and British pounds.  We hold investment balances in the currencies in which we have expenditures planned during the foreseeable future.  During the first half of 2004, we purchased British pounds to mitigate our currency exposure based on spending plans with Avecia.  Our U.S. dollar denominated expenses and revenues are partially matched by our bioreagent product sales, 95% of which are in U.S. dollars.  We translate monetary assets and liabilities into Canadian dollars using the rates of exchange prevailing at our balance sheet date. We record the resulting exchange gains and losses in our statement of operations.  Although we do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, we may do so in the future if conditions change.

A hypothetical change in U.S dollar exchange rates by applying a 10% change to our June 30, 2004 foreign exchange rate, then applying that rate to our average level of U.S. investments during 2004, would result in a $890,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $890,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $890,000.

A hypothetical change in British pound exchange rates by applying a 10% change to our June 30, 2004 foreign exchange rate, then applying that rate to our average level of British pound investments during the year, would result in a $106,000 impact.  If the value of the Canadian dollar relative to the British pound were to increase by 10%, our net loss would decrease by $106,000.  Further, if the value of the Canadian dollar relative to the British pound were to decrease by 10%, our net loss would increase by $106,000.

We are also exposed to interest rate risk, because we maintain cash equivalent and short-term investment portfolio holdings of various issuers, types, and maturity dates with large banks and investment banking institutions.  The market value of these short-term investments on any day during the investment term may vary as a result of market interest rate fluctuations.  Changing market interest rates during the quarter affected our fixed income security valuations, resulting in a temporary write-down of our investment portfolio during the second quarter of $293,000.

To differentiate between the affect of a change in the market valuation of securities caused by market interest rate changes versus a change in the annual rate of interest we could earn on a security, we calculated that a hypothetical change in interest rates comparable to a 10% change to our average rate of return would result in a $86,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $86,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $86,000.

We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $39,891,000 in cash, cash equivalents and short-term investments as of June 30, 2004.

Item 4.  CONTROLS AND PROCEDURES

Our chief financial officer and chief executive officer concluded as of June 30, 2004 that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to Stressgen and its consolidated subsidiaries, based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 15d-15.

PART II—OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 12, 2004 we held our annual general meeting.  The shareholders elected the six directors listed below.  In each case, over 99% of the shareholders that voted cast their votes in favor of the candidate.  The specific number of votes for and withheld from each candidate are specified below:

Joann Data – 28,747,616 for (27,413 withheld)

Elizabeth Greetham – 28,746,616 for (28,413 withheld)

Daniel Korpolinski – 28,661,466 for (113,563 withheld)

Ian Lennox – 28,749,676 for (25,353 withheld)

Margot Northey – 28,747,326 for (27,703 withheld)

Jay Short – 28,731,216 for (43,813 withheld)

In addition, Deloitte & Touche LLP was reappointed as our independent auditor by a vote of 28,745,954 shares (29,075 withheld).

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

On May 7, 2004 we filed a report on Form 8-K containing our financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation

Date: August 5, 2004	/s/ Gregory M. McKee
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