Form 10-Q
period 2004-09-30
STRESSGEN BIOTECHNOLOGIES CORP
filed 2004-10-28
CIK 1064990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

As of October 22, 2004 the registrant had approximately 72,506,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

(Unaudited)

Stressgen Biotechnologies Corporation

(Canadian dollars) (In thousands, except share information)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$483	$19,996
Short-term investments	31,233	32,094
Accounts receivable, net	646	733
Inventories	635	639
Other current assets	1,058	512
Total current assets	34,055	53,974

Plant and equipment	1,809	2,196
Deferred expenses, net of current portion	191	260
	$36,055	$56,430

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,012	$3,975
Current portion of deferred revenue	673	688
Current portion of notes payable and leases	471	518
Total current liabilities	5,156	5,181

Long-term liabilities:
Deferred revenue, net of current portion	1,515	2,065
Notes payable and leases, net of current portion	253	607
Total long-term liabilities	1,768	2,672

Total liabilities	6,924	7,853

Stockholders’ equity:
Common shares and other equity – no par value; unlimited shares authorized, 72,506,403 and 72,491,403 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	216,412	196,849
Contributed surplus	16,570	2,207
Deferred stock compensation (Note 2)	—	(185)
Accumulated deficit (Note 2)	(203,851)	(150,294)
Total stockholders’ equity	29,131	48,577
	$36,055	$56,430

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

Stressgen Biotechnologies Corporation

(Canadian dollars) (In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Bioreagent sales	$1,547	$1,316	$4,445	$4,108
Collaborative R&D revenue	174	855	537	7,584
Total revenue	1,721	2,171	4,982	11,692

Operating expenses:
Research and development	6,796	6,009	18,338	17,293
Selling, general and administrative	1,724	1,510	5,969	5,666
Cost of bioreagent sales	383	296	1,045	1,049
	8,903	7,815	25,352	24,008

Operating loss	(7,182)	(5,644)	(20,370)	(12,316)

Other income (expenses):
Interest and other income, net	262	41	564	499
Net foreign exchange loss	(1,014)	(12)	(723)	(638)
Interest expense	(23)	(8)	(78)	(28)
	(775)	21	(237)	(167)

Net loss	(7,957)	(5,623)	(20,607)	(12,483)

Accumulated deficit, beginning of period	(195,894)	(140,909)	(150,294)	(134,049)
Cumulative effect of change in accounting policy (Note 2)	—	—	(32,950)	—
Accumulated deficit, end of period	$(203,851)	$(146,532)	$(203,851)	$(146,532)

Basic and diluted net loss per common share	$(0.11)	$(0.09)	$(0.28)	$(0.20)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	72,506	61,692	72,504	61,048

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Stressgen Biotechnologies Corporation

(Canadian dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net loss	$(7,957)	$(5,623)	$(20,607)	$(12,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	164	206	506	550
Loss on disposal of plant and equipment	60	—	119	—
Amortization of stock compensation expense	242	50	1,206	157
Unrealized foreign exchange loss (gain)	1,299	(15)	1,077	493
Loss (gain) on market value of investments	(38)	284	272	336
Changes in operating assets and liabilities	(464)	1,243	(914)	(974)
Net cash used in operating activities	(6,694)	(3,855)	(18,341)	(11,921)

Cash flows from investing activities:
Purchase of short-term investments	(29,290)	—	(52,209)	(31,191)
Sales and maturities of short-term investments	28,850	3,715	51,793	8,577
Purchase of plant and equipment	(50)	(100)	(238)	(154)
Net cash (used in) provided by investing activities	(490)	3,615	(654)	(22,768)

Cash flows from financing activities:
Proceeds on issuance of common shares	—	22	36	4,720
Proceeds from term loan	—	1,004	—	1,004
Stock subscription receivable	—	(12)	—	(12)
Share issue costs	—	—	(81)	—
Repayment of borrowings	(170)	(78)	(401)	(240)
Net cash (used in) provided by financing activities	(170)	936	(446)	5,472

Effect of exchange rate changes on cash and cash equivalents	(51)	(109)	(72)	(279)

(Decrease) increase in cash and cash equivalents	(7,405)	587	(19,513)	(29,496)
Cash and cash equivalents, beginning of period	7,888	1,119	19,996	31,202
Cash and cash equivalents, end of period	$483	$1,706	$483	$1,706

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements

(Canadian dollars)

(Unaudited)

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Stressgen Biotechnologies Corporation (with its subsidiaries, “Stressgen” or the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of innovative stress protein-based immunotherapeutics, also known as therapeutic vaccines. These therapeutic vaccines are created using the Company’s proprietary CoValTM fusion product technology, which covalently link stress proteins (also known as heat shock proteins) to disease specific antigens.  The Company’s lead candidate, HspE7, targets a broad spectrum of human papillomavirus (HPV) related diseases.  The Company has also initiated research studies or is evaluating other CoValTM fusion product candidates for the treatment of hepatitis B, herpes simplex and hepatitis C.  Further, Stressgen has an internationally recognized bioreagents business which sells reagents and other research products to scientists studying cellular stress, apoptosis, oxidative stress and neurobiology.

Basis of presentation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Financial statements and estimates

The information at September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 has been prepared by the Company and has not been audited.  The financial statements, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles (“Canadian GAAP”), and conform in material respects with accounting principles generally accepted in the United States of America (“U.S. GAAP”), except as discussed in Note 7.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2003 Annual Report on Form 10-K and the June 30, 2004 and March 31, 2004 Quarterly Reports on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian GAAP and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations.  Interim results are not necessarily indicative of results for the full year.

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

The following pro forma information presents the net loss and the basic loss per common share had CICA 3870 been retroactively applied:

(in thousands, except per share amounts)	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net loss under Canadian GAAP	$(5,623)	$(12,483)

Stock-based compensation expense under intrinsic value method	50	157
Stock-based employee compensation expense under the fair value method	(736)	(2,295)
Pro forma net loss under Canadian GAAP	$(6,309)	$(14,621)
Pro forma basic and diluted loss per common share under Canadian GAAP	$(0.10)	$(0.24)

To implement the fair value method for stock-based compensation beginning January 1, 2004, the Company recorded an adjustment to beginning accumulated deficit of $32,950,000, comprised of $17,105,000 related to the fair value expense calculated on options granted on or after January 1, 1995, $16,434,000 related to compensation expense on the release of contingently issuable shares completed in 1999, offset by a $589,000 reversal of previously recorded expense under the principles of APB Opinion No. 25, Accounting for Stock Issued to Employees.  Under the principles of CICA 3870, the Company reclassified $3,174,000 from contributed surplus to common stock related to the historical exercise of employee stock options.  The Company recorded expense of $242,000 and $1,206,000 for the three and nine month periods ended September 30, 2004, representing the amortization of the fair value of compensation based on the vesting period of stock options granted to employees and directors.  The weighted-average per-share fair values of the individual options granted during the three month periods ended September 30, 2004 and 2003 were $0.37 and $1.00, respectively.   The weighted-average per-share fair values of the individual options granted during the nine month periods ended September 30, 2004 and 2003 were $0.51 and $1.06.   The fair value of the options was determined using a Black-Scholes option-pricing model with the following assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Volatility	66%	78%	66%	80%
Risk-free interest rate	4.0%	2.7%	3.7%	2.5%
Expected life	4 years	4 years	4 years	4 years

3.                                      COLLABORATIVE AGREEMENT

On December 2, 2003, the Company announced it had restructured its June 24, 2002 collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), providing for the development and commercialization of the pharmaceutical fusion product candidate, HspE7.  Under the restructured terms Roche was granted an option to develop the first generation HspE7 product, a license to develop a second generation HspE7 product, and an option to negotiate rights to the Company’s CoValTM fusion product candidates for the treatment of cancer and hepatitis C.

In connection with the first generation HspE7 product, the restructured agreement gives the Company the right to develop and commercialize the product for indications other than genital warts, including control of regulatory matters such as U.S. Investigational New Drug applications (IND).  The Company may conduct dose-ranging studies in patients with genital warts.  In the original agreement the Company was responsible for clinical development expenses related to the recurrent respiratory papillomatosis (RRP) indication.  In the new agreement the Company is responsible for the manufacturing and other costs of all indications it develops.

The Company recorded collaborative R&D revenue of $174,000 and $855,000 during the three month periods ended September 30, 2004 and 2003, respectively. Collaborative R&D revenue for the nine month periods ended September 30, 2004 and 2003 was $537,000 and $7,584,000, respectively.  Collaborative R&D revenue during the three and nine month periods in 2004 relates principally to the amortization of upfront license fees in accordance with CICA Accounting Standards Board recommendations, section 3400, Revenue, and Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements.  Collaborative R&D revenue for the nine month period ended September 30, 2003 includes $4,615,000 for development activities, a time-based development payment of $2,214,000 and $755,000 from the amortization of upfront license fees.

4.                                      COMMITMENTS

On January 28, 2004, the Company entered into a biological services agreement with Avecia Limited for manufacturing and process development of HspE7.  Under the terms of the contract, payments are due in British pounds.  The contract is a multi-year agreement for process development and manufacturing of clinical supplies, and may also include the manufacturing of commercial drug substance.  The Company purchased British pounds in anticipation of making payments in that currency.  The services agreement contains cancellation fees based on a sliding percentage of certain future program milestones.  The cancellation fee as of September 30, 2004 would have been $4,493,000.

5.                                      BALANCE SHEET DETAILS

At September 30, 2004 the Company had outstanding principal balances of $724,000 in the form of fixed rate capital leases and term loans including the September 2003 term loan with Oxford Finance Corporation (Oxford).  At September 30, 2004 the outstanding principal balance was $630,000 on the Oxford loan.  Under the terms of the Oxford loan, the Company must issue a letter of credit for the outstanding loan balance if our combined cash, cash equivalents, and short-term investments fall below $6,000,000.

The following tables provide details of selected balance sheet items:

(In thousands)	September 30, 2004	December 31, 2003
Accounts receivable:
Trade accounts receivable	$677	$492
Collaborative receivable	—	277
Less: allowance for doubtful accounts	(31)	(36)
	$646	$733

Inventories:
Raw materials (1)	$233	$202
Work in progress (2)	106	146
Finished goods (3)	296	291
	$635	$639

(1)   Net of $16 and $31 provision for obsolescence as of September 30, 2004 and December 31, 2003, respectively.

(2)   Net of $229 and $166 provision for obsolescence as of September 30, 2004 and December December 31, 2003, respectively.

(3)   Net of $112 and $182 provision for obsolescence as of September 30, 2004 and December 31, 2003, respectively.

(In thousands)	September 30, 2004	December 31, 2003

Accounts payable and accrued liabilities:
Trade accounts payable	$2,048	$1,461
Accrued compensation and benefits	1,287	1,009
Clinical trial accruals	593	1,409
Other accrued liabilities	84	96
	$4,012	$3,975

	September 30, 2004
(In thousands)	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment:
Laboratory equipment	$4,170	$2,766	$1,404
Computer equipment	910	710	200
Furniture and fixtures	395	273	122
Leasehold improvements	749	666	83
	$6,224	$4,415	$1,809

	December, 31 2003
(In thousands)	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment:
Laboratory equipment	$4,397	$2,771	$1,626
Computer equipment	1,025	733	292
Furniture and fixtures	563	391	172
Leasehold improvements	716	610	106
	$6,701	$4,505	$2,196

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

Employee share option plan

The following table summarizes information related to all stock options outstanding and exercisable granted to employees, directors and non-employees under the Company’s 1996 and 2001 stock-based compensation plans as of September 30, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)

$0.67 - $1.99	1,412,659	7.5	$1.65	930,848	$1.73
$2.00 - $3.99	608,500	7.9	$3.23	397,326	$3.36
$4.00 - $5.99	1,197,514	6.8	$4.91	1,097,888	$4.90
$6.00 - $8.00	1,467,100	5.7	$6.20	1,466,599	$6.20
	4,685,773			3,892,661

At September 30, 2004, there were 632,831options available for future grant under the 2001 Plan.  At October 22, 2004 there were approximately 4,680,000 options outstanding.

6.                                      SEGMENT INFORMATION

The Company manages its operations in two reportable segments, Biotechnology and Bioreagents.  Revenues are allocated to countries based on customer locations.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Bioreagents
Revenue:
U.S.	$1,068	$908	$3,024	$2,763
Canada	62	66	193	192
Other	417	342	1,228	1,153
	1,547	1,316	4,445	4,108
Operating expenses:
Research and development	503	440	1,436	1,194
Selling, general and administrative	407	359	984	1,272
Cost of bioreagent sales	383	296	1,045	1,049
	1,293	1,095	3,465	3,515
Operating income	$254	$221	$980	$593

Biotechnology
Collaborative R&D revenue	$174	$855	$537	$7,584

Operating expenses:
Research and development	6,293	5,569	16,902	16,099
Selling, general and administrative	1,317	1,151	4,985	4,394
	7,610	6,720	21,887	20,493
Operating loss	$(7,436)	$(5,865)	$(21,350)	$(12,909)

Totals
Revenue:
Bioreagent sales	$1,547	$1,316	$4,445	$4,108
Collaborative R&D revenue	174	855	537	7,584
Total revenue	1,721	2,171	4,982	11,692

Expenses:
Research and development	6,796	6,009	18,338	17,293
Selling, general and administrative	1,724	1,510	5,969	5,666
Cost of bioreagent sales	383	296	1,045	1,049
	8,903	7,815	25,352	24,008
Operating loss	$(7,182)	$(5,644)	$(20,370)	$(12,316)

The Company does not allocate interest and other income, or interest on capital lease obligations to each segment.

At September 30, 2004 and December 31, 2003, respectively, $1,637,000 and $2,006,000 of plant and equipment supported the Biotechnology operating segment while the remaining $172,000 and $190,000 supported the Bioreagent operating segment.

7.                                      THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform in all material respects to U.S. GAAP.  Effect on the consolidated financial statements:

Balance Sheet

(In thousands)	September 30, 2004	December 31, 2003
Current assets under Canadian GAAP	$34,055	$53,974
Adjustments to Canadian GAAP	—	—
Current assets under U.S. GAAP	$34,055	$53,974

Stockholders’ equity under Canadian GAAP	$29,131	$48,577
Adjustment to common stock (a)	(17,537)	—
Adjustment to deferred stock compensation (a)	(119)	—
Adjustment to accumulated deficit (a)	17,656	—
	—	—
Stockholders’ equity under U.S. GAAP	$29,131	$48,577

Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share amounts)	2004	2003	2004	2003
Net loss under Canadian GAAP	$(7,957)	$(5,623)	$(20,607)	$(12,483)
Reversal of unrealized foreign exchange loss (gain) on investments (b)	1,248	(124)	1,005	214
(Gain) loss on market value of investments (b)	(38)	284	272	336
Reversal of stock compensation expense (a)	242	—	1,206	—
Stock compensation expense under APB No. 25 (a)	(14)	—	(66)	—
	1,438	160	2,417	550
Net loss under U.S. GAAP	$(6,519)	$(5,463)	$(18,190)	$(11,933)
Basic and diluted loss per common share under Canadian GAAP	$(0.11)	$(0.09)	$(0.28)	$(0.20)
Basic and diluted loss per common share under U.S. GAAP	$(0.09)	$(0.09)	$(0.25)	$(0.20)
Common shares used to compute basic and diluted loss per share under Canadian and U.S. GAAP	72,506	61,692	72,504	61,048

Statement of Cash Flows

For all periods presented there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

As disclosed in Note 11 to the financial statements in the Company’s December 31, 2003 Annual Report on Form 10-K, differences exist for the Company between Canadian and U.S. GAAP.

The following notes outline the differences that affect the Company for the three and nine month periods ended September 30, 2004 and 2003.

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

The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS 148) in December 2002.  SFAS 148 provides alternative transition methods for entities that voluntarily elect to adopt the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation.  Under the provisions of SFAS 123, fair value accounting is required for all grants made on or after January 1, 1995.  The Company has not elected to adopt the provisions of SFAS 123 for U.S. reporting purposes, which would require fair value based accounting for grants made on or after January 1, 1995.

Under the principles of SFAS 123, the Company would have recorded $19,295,000 of deferred compensation related to the total fair value for stock options granted between January 1, 1995 and September 30, 2004.  The following table illustrates the effect on net loss and loss per share under U.S. GAAP if the Company had applied the fair value accounting provisions of SFAS 123 to employee stock based compensation:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share amounts)	2004	2003	2004	2003
Net loss under U.S. GAAP	$(6,519)	$(5,463)	$(18,190)	$(11,933)

Stock-based compensation under APB No. 25	14	50	66	157
Stock-based compensation expense recorded under SFAS 123	(242)	(736)	(1,206)	(2,295)
Pro forma net loss under U.S. GAAP	$(6,747)	$(6,149)	$(19,330)	$(14,071)
Pro forma loss per common share	$(0.09)	$(0.10)	$(0.27)	$(0.23)

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

The Emerging Issues Task Force (EITF) recently deliberated regarding Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue is intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  The EITF reached a consensus regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115.  The guidance for evaluating whether an investment is other-than-temporarily impaired has been deferred.  The disclosure requirements apply to annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS No. 115.  For all other investments within the scope of this Issue, the disclosure requirements have been deferred.  Additional disclosure requirements for cost method investments apply to fiscal years ending after June 15, 2004.  The Company continues to evaluate the effect of this pronouncement on its financial statements.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in a full set of general-purpose financial statements.  Comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003

Net loss under U.S. GAAP	$(6,519)	$(5,463)	$(18,190)	$(11,933)
Other comprehensive income
Adjustment of unrealized foreign exchange (loss) gain on investments	(1,248)	124	(1,005)	(214)
Market value adjustments on investments	38	(284)	(272)	(336)
Comprehensive net loss under U.S. GAAP	$(7,729)	$(5,623)	$(19,467)	$(12,483)

8.                                      SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Collaborative receivable	$—	$645	$277	$3,355
Trade receivables	(71)	71	(190)	(87)
Inventories	24	65	4	206
Other current assets	(566)	(269)	(546)	(85)
Deferred expenses, net of current portion	34	31	69	151
Accounts payable and accrued liabilities	426	950	37	(3,151)
Deferred revenue	(311)	(250)	(565)	(1,363)
	$(464)	$1,243	$(914)	$(974)
Supplemental disclosures of cash flows:
Interest paid	$23	$8	$79	$28

Supplemental disclosures of non-cash transactions Reversal of deferred compensation	$—	$4	$185	$4

9.                                      SUBSEQUENT EVENT

On October 4, 2004, the Company filed a Canadian preliminary prospectus pursuant to which it intends to raise US $50,000,000 through the sale of common shares of the Company.  The offering price per share and the number of shares to be placed will be determined prior to the filing of the final prospectus.  The Company plans to use the proceeds of the offering to fund development and commercialization of HspE7, its lead product candidate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is dated as of October 22, 2004.  It should be read in conjunction with our September 30, 2004 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian GAAP and with our December 31, 2003 Annual Report on Form 10-K.  The differences from U.S. GAAP, as they affect our consolidated financial statements, are described in Note 7 to our consolidated quarterly financial statements and in Note 11 to our Form 10-K.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

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

Updated Description of the Business of the Corporation

Company Overview

We are a biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic vaccines for the treatment of infectious diseases and cancers.  Unlike traditional preventative vaccines that need to be administered before an individual becomes infected, therapeutic vaccines are designed to stimulate the human immune system to fight existing infectious diseases and cancers.

Our lead therapeutic vaccine candidate is HspE7.  HspE7 is a broad-spectrum therapeutic vaccine candidate in development for diseases caused by the human papilloma virus (“HPV”), a virus which has over 100 types.  HPV infection can result in diseases including internal and external genital warts and precancerous conditions, such as cervical and anal dysplasia.  Precancerous HPV-related conditions can progress into life-threatening diseases, including cervical, anal and head and neck cancers.  HPV is the most common sexually transmitted disease in the U.S.  Approximately 5.5 million new sexually transmitted HPV infections are reported in the U.S. each year.  At least 20 million people in the U.S. are already infected.  Existing estimates of annual U.S. healthcare costs associated with HPV include US$1.6 billion in direct costs and up to US$6 billion in screening for cervical cancer, making it the second most costly sexually transmitted disease after HIV infection.

We initially plan to seek approval of HspE7 for the treatment of patients suffering from an HPV-related disease called recurrent respiratory papillomatosis (“RRP”). In RRP the papillomas, commonly known as warts, grow in the upper airways of patients.  They can interfere with the breathing of pediatric patients and occasionally be fatal.  Over 2,300 new cases of pediatric RRP and over 3,600 new cases of adult RRP were diagnosed in a 12-month period according to the most recent reported survey of U.S. otolaryngologists and bronchoesophagologists; the survey estimated that there were over 5,970 cases of active pediatric RRP in which surgery was required in the previous three years, and over 9,000 cases of active adult RRP in the U.S.

In February 2004 we announced the results of an open-label, single arm, multicenter RRP phase II trial in 27 patients ranging in age from two to 18 years who required frequent surgical procedures to reduce the obstruction caused by the warts. The median interval of all surgeries reported following treatment suggests that the 27-child patient population experienced an aggregate of 87 fewer surgeries during the first year after treatment.  The time between post-treatment surgeries, measured as the median post-treatment interval, increased by a mean of 95%. The mean of the first post-treatment interval after surgery increased to 106 days from an average of 55 days between surgeries before treatment with HspE7.  We plan to commence a pivotal phase III clinical trial in RRP beginning in the second quarter of 2005.  The U.S. Food and Drug Administration (“FDA”) has agreed to review the protocol for the trial under a Special Protocol

Assessment (“SPA”), has granted HspE7 orphan drug status for the treatment of RRP and has designated HspE7 for the treatment of RRP as a fast track product development program.

We plan to expand the application for HspE7 to other HPV indications, so that it can be indicated for a broad range of HPV-related diseases.  In addition to RRP, we are initially targeting niche patient populations for which there are serious unmet medical needs, including HIV-positive patients with HPV-associated diseases and patients with high-grade cervical dysplasia for whom the standard treatment, LEEP (loop electrosurgical excision procedure), has been unsuccessful. We have a strategic collaboration with Roche that could lead to further development of HspE7 for genital warts.

HspE7 is derived from our proprietary platform technology that enables us to covalently fuse stress proteins to antigens that invoke immune system responses.  Stress proteins, also known as heat shock proteins (“Hsp”), naturally occur in the human body.  Hsp play important roles in the immune system, including transporting substances within cells and activating cells of the immune system.  By covalently fusing Hsp and disease-associated antigens, we believe that we can create a proprietary portfolio of CoVal™ fusion products designed to stimulate the immune system to identify, target and eliminate virus-infected and cancerous cells.

In addition to our drug development efforts, we produce and sell Hsp, antibodies, bioreagents and other products for research use.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At September 30, 2004 our accumulated deficit was $203,851,000.  Historically, we have depended principally on equity financings, cash flows from our bioreagent business and funding from research collaborations to fund our business activities.  We intend to pursue additional equity financings, markets permitting, and to seek additional research collaborations to fund our business activities.

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

Business Strategy

Our goal is to develop and commercialize a variety of therapeutic vaccines for the treatment of virally-induced human diseases and cancers.  Key elements to our strategy include:

•                  Complete the development and obtain regulatory approval for HspE7 to treat RRP.  We intend to bring HspE7 to market as rapidly as possible by seeking U.S. regulatory approval to market it for RRP. The FDA has granted fast track and orphan drug status to HspE7 for RRP patients and has agreed to review a protocol for this trial under a SPA.  We plan to commence a phase III trial for this indication in second quarter of 2005.

•                  Expand the label for HspE7 to other indications.  We plan to expand the list of conditions for which HspE7 is indicated by initially targeting other patient populations with high risk forms of HPV disease, including HIV-positive patients and patients with cervical intraepithelial neoplasia (“CIN”) for whom LEEP has not been successful.  In the longer term, we plan to target larger market opportunities for HPV-related diseases such as genital warts and high-risk dysplasias.

•                  Build a U.S. sales force.  We plan to establish our own U.S. commercialization team to help us generate sales for HspE7 and subsequent products. We believe that this initiative will require a relatively small commercial sales and marketing team for the indications that we are currently targeting.

•                  Build a broad portfolio of product candidates.  Using our proprietary platform technology, we plan to develop additional CoValTM fusion product candidates to treat other viral infections and cancers.  We also plan to strengthen our pipeline by in-licensing complementary product candidates.

•                  Collaborate with established pharmaceutical and biotechnology companies.   We intend to partner and collaborate with established pharmaceutical and biotechnology companies, including Roche, to speed development of our product candidates and to provide us access to global regulatory, sales and marketing infrastructures.

Background of HPV

HPV infection is extremely common, with an estimated 80% of sexually active people contracting it at some point in their lives.  At least 20 million people in the U.S. are already infected with sexually transmitted HPV infections.  Although HPV can remain latent or regress spontaneously in some people, it can also manifest itself physically as warts, dysplasias and cancers.  More than 30 of the over 100 different types of HPV infect genital tissue.  Some types also infect head, neck and anal epithelial cells.  Relatively benign types of HPV cause plantar and common warts.

Warts, dysplasias and cancers result from excessive cell growth.  In HPV infections, uncontrolled cell growth can be caused by proteins expressed by HPV, such as E7, which interfere with normal cell functions that usually limit cell growth.  HPV infects epithelial cells, which do not present antigens efficiently for detection by the immune system.  The immune system does not always recognize or eradicate HPV-infected cells which allows for warts, dysplasias and cancers to develop.

Serious HPV-related diseases include:

Recurrent Respiratory Papillomatosis

RRP is usually caused by HPV types 6 and 11 that also cause the better known condition of genital warts.  Rather than infecting genital tissue, the papillomas in RRP occur in the epithelial tissue located in the larynx and airways.  They can interfere with the breathing of pediatric patients and occasionally be fatal.  Death can occur from airway obstruction, cancerous transformation, the overwhelming spread of the disease or complications from surgical treatments. There are two groups of RRP patients.  Juvenile-onset RRP can occur in children born to mothers infected with HPV.  Adult-onset RRP may arise from birth or oral sexual activity.  Over 2,300 new cases of pediatric RRP and over 3,600 new cases of adult RRP were diagnosed in a 12 month period according to the most recent reported survey of U.S. otolaryngologists and bronchoesophagologists.  The survey estimated that there were over 5,970 cases of active pediatric RRP in which surgery was required in the previous three years, and over 9,000 cases of active adult RRP in the U.S.  Approximately 75% of diagnosed juvenile-onset cases become evident before the age of five years. No drugs are approved for RRP in the U.S.  Instead, patients are typically treated with surgery using a microdebrider or a laser.  Surgery is not a cure and recurrence is frequent.  The average pediatric patient has approximately five surgeries per year, with some patients undergoing more than 20 procedures annually.  Each surgery can cost thousands of dollars and result in complications, including the formation of scar tissue, decreased functioning of the larynx and hoarseness.

Genital Warts

Genital warts are soft, fleshy raised growths that can appear in internal and external genital areas.  They are also usually caused by HPV types 6 and 11.  The incidence of genital warts is an estimated one million new cases in the U.S. each year.  Despite a common misperception, genital warts can be spread even when condoms are used.  Although warts are generally benign, they can cause psychological distress by making patients feel ashamed and less attractive.  There is no approved cure for genital warts; however, a variety of therapies are available.  The choice of treatment depends on the extent and location of disease and the preferences of the physician and patient.  External genital warts can be treated with topical medications.  Published sustained clearance rate estimates for topical treatments range from 20% to 44%; however, the duration of follow-up in most studies is very brief.  We believe that the rate of long term clearance is much lower.  When topical medications are not appropriate or effective, ablative therapies are typically used.  These therapies, which require office visits, include the application of trichloroacetic acid, cryotherapy (freezing with liquid nitrogen), laser surgery, electrosurgery (burning) and, particularly for internal warts, surgical excision.  Recurrence is common even after treatment.

Cervical Intraepithelial Neoplasia and Failures of LEEP

CIN, also known as cervical dysplasia, is characterized by the presence in the cervix of abnormal cells that can precede and develop into cervical cancer.  The primary cause of such abnormalities is infection with HPV types 16 and 18.  Experts recommend screening all sexually active women for HPV.  In the U.S. Pap screens, which are used to help detect HPV, are estimated to cost up to US$6 billion per year.  An estimated 1.2 million women each year are diagnosed with low-grade cervical dysplasia in the U.S.  Another estimated 200,000 to 300,000 women are diagnosed with high-grade cervical dysplasia in the U.S. each year.  There are no FDA-approved drug therapies for CIN.  Typically, high-grade CIN is treated with a type of surgery called LEEP, estimated to cost from US$400 to US$1,450 per treatment.  The incidence of residual disease after LEEP varies from 20% to 30%. Potential complications include bleeding and the excessive removal of healthy tissue.  LEEP is not recommended for lesions that are too deep to view with medical instruments.  In those cases, widely used treatments include surgery, the cost of which varies depending upon the site of the lesion, or cold-knife cone biopsy, estimated to cost US$3,700 per treatment. None of the treatments are always effective in removing all abnormal cells.  The recurrence rates of CIN have been estimated at 19% of patients treated with cryotherapy and 13% of patients treated with laser surgery or LEEP.  In addition, the available treatments do not treat the underlying HPV infection.

HPV Infection in Immunocompromised Patients

Patients develop compromised immune systems for reasons including HIV infection, chemotherapy and the use of immunosuppressants following an organ transplant.  Patients with compromised immune systems are particularly prone to HPV infection, including the manifestations described above and anal intraepithelial neoplasia (“AIN”), a condition similar to CIN but occurring in the anal epithelial tissue. Most treatments for HPV used in the general patient population are also used in immunocompromised patients.  Recurrence of HPV-associated diseases after treatment is especially common in HIV-infected HPV patients. For example, 39% to 62% of HIV-positive women have recurrences of CIN, compared with 9% to 18% of HIV-negative women.  Patients that receive highly active antiretroviral therapy (“HAART”) for HIV have better response rates than HIV patients that do not receive HAART.  However, they still experience more frequent and persistent HPV infections than people without compromised immune systems.

Cervical Cancer

Almost all cervical cancers can be attributed to four HPV types: 16, 18, 45 and 31.  American Cancer Society estimates for 2003 predicted that approximately 12,200 women in the U.S. would be diagnosed with invasive cervical cancer and that about 4,100 patients would die from the disease.  Globally, an estimated 400,000 new cases of cervical cancer are identified each year. Although death rates from cervical cancer have declined in developed countries, invasive cervical cancer continues to be associated with extreme morbidity.  Because of the mortality rates, the World Health Organization has called cervical cancer the second most important cancer threat in women after breast cancer. There are no FDA-approved drug therapies. Patients with cancer are typically treated with surgery and radiation.  If the cancer spreads, chemotherapy can be used to treat the cancer in other areas of the body.

Head and Neck Cancer

Cancers of the oral cavity, pharynx and larynx constitute a serious and increasing public health problem worldwide.  In the U.S an estimated 40,000 new head and neck squamous cell carcinomas occur annually. Worldwide, there are an estimated 600,000 head and neck cancers in men and 270,000 cases in women annually.  In studies HPV DNA has been found in an average of 35% of head and neck tumors.   The specific percentages of cancers attributable to HPV can increase depending upon the location of the cancer.  Fifty percent to 70% of oropharyngeal cancers and 60% of tonsillar carcinomas are estimated to be HPV-associated in developed Western countries.  No FDA approved therapies or cures exist for HPV-related head and neck cancers.  Instead, these cancers are treated with surgery and with primary radiation therapy.  However, most oropharyngeal cancers are detected at a late stage, where the five-year survival rate is 50% or less, despite expensive treatments.  Other complications include infections, pain, loss of taste and eating problems.

The Stressgen Solution

We are developing HspE7 as a broad-spectrum therapeutic vaccine for HPV-related conditions.  HspE7 is one of our proprietary CoVal™ fusion proteins. It is made using recombinant DNA technology to covalently fuse an Hsp to a HPV E7 viral protein to form one therapeutic protein.  The E7 viral protein is often poorly recognized by the immune system.  By combining Hsp with E7, strong E7-specific immune responses can be achieved.  HspE7 works by efficiently targeting the E7 antigen to dendritic cells, which have a natural affinity for Hsp. Dendritic cells are known to be the most potent cells in the body for triggering immune responses.

Dendritic cells are a type of white blood cell that educate other white blood cells, called T cells, to seek out and destroy diseased cells in the body infected by viruses or that are cancerous. Dendritic cells work by binding, engulfing and processing proteins called antigens that are expressed by viruses and cancer cells into small fragments. The dendritic cells then present these fragments on their surface to program T cells to recognize these fragments as foreign and harmful. Once T cells identify the fragments as foreign, they rapidly multiply and roam the body to target and kill infected cells that express the antigens. These types of T cells are called killer T cells.

Coupling E7 to Hsp takes advantage of the Hsp receptors that dendritic cells express on their surface to introduce E7, as part of a larger fusion protein, into the dendritic cells.   The introduction of the fusion protein appears to allow the dendritic cells to process E7 and produce specific antigens to promote a killer T cell response against infected cells that express the E7 protein.  In preclinical studies conducted using an animal model, administration of HspE7 has been shown to prevent the growth of, and cause the destruction of, tumors that express the HPV E7 protein. Only the fusion protein induces significant tumor regression and long-term survival in these studies.  According to our research, neither the E7 antigen nor the Hsp alone, nor a mixture of the two, is effective.

We believe our HspE7 product candidate offers a number of advantages as a therapy for HPV because, based on our research to date, it:

•                  treats a broad spectrum of HPV-diseases;

•                  utilizes the body’s own immune system;

•                  acts systemically to reach HPV infections throughout the body;

•                  is well tolerated (based on 400 patients to date);

•                  is much less invasive than surgery; and

•                  is administered by a short series of injections, assuring patient compliance.

Our Clinical Development Programs

We plan to build a portfolio of CoValTM fusion candidates. Our lead candidate is HspE7, which we are currently developing to treat RRP.  We and our collaborators are also developing HspE7 as a treatment for HPV-related conditions in HIV-positive patients, LEEP failures in CIN patients and genital warts.

In trials involving over 400 patients to date, HspE7 has been well tolerated.  The predominant adverse experience noted from HspE7 treatment at various doses and schedules has been injection site reaction, mild to moderate in severity, clearing in hours to days without treatment.  Mild to moderate flu-like symptoms also have been observed in some patients.

Recurrent Respiratory Papillomatosis

In February 2004 we reported results from an open-label, single arm, multicenter RRP phase II trial in 27 patients ages two to 18 years old requiring frequent surgical debulking.  The dosing regimen was 500 μg HspE7 subcutaneously every four weeks for three doses.  Patients were followed for up to 48 weeks from the first dose to assess the frequency of required surgeries and the safety and tolerance of HspE7.  The trial met its targeted primary endpoint of lengthening the time between surgeries following treatment with HspE7.  The time between post-treatment surgeries, measured as the median post-treatment interval, increased by a mean of 95%.  The mean of the first post-treatment interval after surgery increased to 106 days from an average of 55 days between surgeries before treatment with HspE7 (p<0.02).  The average annual surgery rate after treatment with HspE7 decreased from approximately 8.7 to 6.5 (p<0.003).  Of the 27 patients in the study, two patients required no surgery in the 48 week follow-period compared to a pre-treatment median of 63 days and 101 days respectively. The median interval of all surgeries reported following treatment suggests that the 27-child patient population experienced an aggregate of 87 fewer surgeries during the first year after treatment.  Overall, these results were internally consistent and statistically significant.

We held an end-of-phase II meeting with the FDA in June 2004 to discuss the design of our planned pivotal phase III clinical trial.  The FDA plans to review a pivotal clinical trial protocol under a Special Protocol Assessment, an agreement with the FDA that is typically binding regarding the protocol design for a clinical trial to support a biologics license application (“BLA”).  We intend to initiate our pivotal phase III trial during the second quarter of 2005.  Depending on the results, we anticipate being able to submit a BLA for HspE7 to treat RRP in mid-2007.  The FDA has granted us fast track and orphan drug status for HspE7 in RRP.

Dysplasias in HIV+ Patients

The U.S. National Cancer Institute (“NCI”) is sponsoring a phase I/II trial with HspE7 to treat AIN in 15 HIV-positive patients.  The trial will evaluate clinical and immunological response of escalating doses of HspE7 and viral load at six months.  The NCI plans to sponsor a phase II CIN trial in HIV-positive patients.  We have conducted preclinical studies that demonstrate Hsp fusions induce killer T cell responses in animals that are deficient in CD4+ T helper cells, which are regulatory cells in the immune system that are best known for their ability to promote antibody production.  In HIV-positive patients the number and function of T helper cells is substantially impaired. Because HspE7 activity appears to be independent of T helper cells, we believe it has the potential to treat patients immunocompromised by HIV infection.

Cervical Intraepithelial Neoplasia / LEEP Failures

Two investigators sponsored by the NCI and a university-sponsored collaborator are running separate phase II CIN trials targeting the accrual of 249 patients in the aggregate.  These investigators are sponsoring:

•                  two single arm trials in 21 and 12 HIV-negative females with high-grade CIN to assess pathological and clinical response, HPV status and immunological markers;

•                  a single arm, open-label trial in 66 HIV-negative females with high-grade CIN; and

•                  a randomized, double-blind placebo controlled trial in 150 HIV-negative females with low-grade CIN to assess pathological and clinical response, HPV status and immunological markers.

These trials use different dosing regimens. If we obtain positive data from one or more of these phase II trials, we intend to initiate a phase III trial in CIN patients for whom LEEP has not been effective.

Genital Warts

We have completed a six month phase II, multicenter, randomized, double-blind, parallel-group, placebo-controlled study in 53 male and female patients with anogenital (external genital or perianal) warts.  The dosing regimen was 500 μg HspE7 administered subcutaneously every four weeks for three doses. The primary objective of the study was to determine whether this regimen was more effective than placebo in reducing the total area of anogenital warts. A secondary objective of the study was to compare the safety of HspE7 to placebo in these patients.  Results from this trial showed that, at six months, genital warts decreased in size by a median of 53% compared to a median of 16% in patients treated with placebo.  At six months, 35% of patients treated with HspE7 had complete clearance of warts compared with 25% of patients treated with placebo.  The complete response rate for patients with genital warts varied depending on the gender of the patient and location of the warts.  The treatment met expectations, but the variance in size reduction was much greater than expected. As a result, we concluded that the study did not include sufficient patients for the trial results to be statistically significant.

During a study of AIN patients who received 500 μg of HspE7 administered subcutaneously every four weeks for three doses, one of our investigators identified an improvement in genital warts.  In a retrospective review of the data, 23 patients were identified for continuing follow-up for up to 24 months.  Within the cohort, 11 of 23 patients reaching the 12 month evaluation point, 11 of 17 patients reaching the 18 month evaluation point and eight of ten patients reaching the 24 month evaluation point had complete clearance of internal and external warts.

Anal Intraepithelial Neoplasia

In February 2004 we reported the results of a randomized, double-blind, placebo-controlled, multicenter phase III trial in AIN in 133 patients, 110 of whom continued into a blinded cross-over study.  The original HspE7 dosing regimen was 500 μg HspE7 administered subcutaneously every four weeks for three doses.  In the cross-over study, patients that had received placebo were given HspE7.  Patients that had received HspE7 were given one booster from six to 12 months after the initial dose.  The phase III trial did not meet its primary endpoint of demonstrating that the patients’ dysplasia downgraded from high grade to low grade or no dysplasia at six months.  The results are difficult to interpret due in part to a high level of disagreement among the pathologists as to whether the samples should be classified as high-grade, low-grade or no dysplasia.  In addition, the placebo effect that we had anticipated based on a previous phase II trial and studies of the natural history of the disease doubled from the estimate used to power the study.  Certain secondary endpoints, such as downgrades assessed through the physician’s observations of manifestations of the disease, did achieve statistical significance at certain observational time points.

In an earlier open-label phase II trial in 82 patients using three 500 μg subcutaneous doses of HspE7, 82.9% of previously untreated patients with high-grade AIN demonstrated a partial response 24 weeks after receiving HspE7, compared with a placebo response rate estimated from an earlier trial to be 18.6%.  That trial supported the possibility that HspE7 is effective.  Based on the data in AIN in the aggregate and taking into account the normal variability in the reading of biopsies, we believe that HspE7 may be active in AIN.  We will assess the appropriate timing for another AIN trial as we obtain additional information from the NCI dysplasia trials.

HPV-Related Cancers

In 2001 we suspended a study in Brazil in patients with advanced cancer after only seven of 23 projected patients received the planned five doses of HspE7, based on investigator feedback that the patients’ carcinoma was so advanced that a meaningful clinical response could not reasonably be expected in a population of the targeted size.  The treatment regimen itself was judged to be well tolerated in the dosed patients.  However, preclinical studies conducted in animal models have provided some evidence to suggest that HspE7 may stimulate cell-mediated immunity to fight cervical cancer.  In vivo studies of tumor implantation and rejection in a murine model of cervical cancer (TC-1 tumor cells) showed:

•                  treatment with HspE7 promotes regression of established TC-1 tumors;

•                  treatment with HspE7 that leads to tumor regression also provides protection against a subsequent challenge with TC-1 tumor cells; and

•                  treatment with E7 alone or an admixture of Hsp and E7 does not cause regression of TC-1 tumors.

The NCI plans to sponsor a clinical trial with HspE7 in cervical cancer pending the availability of clinical supplies.

Follow-on CoValTM Fusion Products

We are researching other fusion proteins which, like HspE7, are made using our proprietary technology based on the covalently bonding Hsp to antigens expressed by viruses or cancers.  As in HspE7 the heat shock protein portion of the fusion may stimulate dendritic cells to process disease-specific antigens to enable the immune system to recognize and destroy cells presenting the antigen.

Hepatitis B

We have begun compiling preclinical data to support an Investigative New Drug (“IND”) application for a fusion of an Hsp and a selected hepatitis B virus (“HBV”) antigen.  In mice our HBV fusions have been shown to elicit killer T cells that recognize the HBV antigen, suggesting such killer T cells would be capable of eliminating HBV-infected cells.  The killer T cells have also been shown to produce the cytokine interferon gamma, which is known to have anti-viral activity.  We expect that the results of these preclinical studies would support a filing for an IND for the Hsp-HBV antigen fusion protein in 12 to 18 months after initiation of development activities.

Herpes Simplex

We are collaborating with a university to perform preclinical studies on heat shock fusion proteins to treat genital herpes caused by herpes simplex virus type 2 (HSV-2). The university is testing a number of HSV-2 proteins in Hsp fusions as therapeutic vaccines in animal models of human genital herpes. We intend to dedicate additional effort to this project when resources permit.

Strategic Relationships

Roche Collaboration Agreement

In December 2003, we announced a restructuring of our June 2002 collaboration agreement with Roche providing for the development and commercialization of HspE7.  Under the restructured terms we granted Roche an option to develop the first generation HspE7 product, a license to develop a second generation HspE7 product, and non-exclusive options to negotiate rights to CoValTM fusion product candidates for the treatment of cancers related to or stemming from HPV and hepatitis C.   Roche can pay fees to make these options exclusive until January 1, 2007.

In connection with the first generation of HspE7, the restructured agreement gives us the right to develop and commercialize the product for indications other than genital warts, including control of regulatory matters such as IND applications.  In the original agreement we were responsible for clinical expenses only for the development of RRP.  In the new agreement we are responsible for the manufacturing and other costs of all indications that we develop.  If Roche exercises its rights to the first generation product, it will fund all prospective development costs.  Roche can exercise its rights to the first generation of HspE7 by paying a fee, in which case it would also become responsible for event-driven milestones that could result in aggregate payments to us of up to US$138,000,000. Under that scenario, we would receive the revenue from all first generation HspE7 product sales in the U.S. and Canada for three years following approval of a BLA with the FDA and would receive sales-based payments (similar to royalties) of approximately 35% of net sales in the U.S. and Canada thereafter.  We would receive sales-based payments of 20% of net sales in countries other than the U.S. and Canada.

By paying additional fees, Roche can exclusively develop the second generation HspE7 product.  In such case Roche would be required to pay the costs of development, manufacturing and commercialization of the product and to make payments to us upon the achievement of defined milestones. We would also receive tiered, progressive sales-based payments that we believe are competitive with other agreements of this stage and type.  Commercial success payments of up to approximately US$85,000,000 become payable depending upon the aggregate net sales of either or both generations of the HspE7 products. The restructured collaboration agreement gives us the right to discuss, negotiate and execute an alternative agreement with a third-party for the development and commercialization of HspE7 through a license, partnership, joint venture or similar transaction.  After March 31, 2005 Roche can terminate this right by paying us a fee, which we expect would be either US$10,000,000 or US$15,000,000 depending on the stage of development of the product.

Other Research and Development Collaborations

In 1999 we entered into a collaboration and signed a clinical trials agreement with the NCI’s Division of Cancer Treatment and Diagnosis to sponsor trials of HspE7 for the treatment of cancers caused by HPV.  In June 2002 we signed a second agreement with the NCI’s Division of Cancer Prevention to sponsor additional clinical trials for the prevention of cancers caused by HPV.

Our clinical trials agreements allow the NCI to develop a general plan for clinical development of HspE7 for cancer-related indications, solicit clinical research protocols from independent investigators and cooperative research groups, and sponsor and fund their studies.  We are expected to provide clinical grade HspE7 for the investigators to use in their studies but not to provide funding.  We will receive access to data from the trials in return for providing HspE7.

We have a number of other collaborative or sponsored research agreements that could provide us with important sources of research data and lead to technology development opportunities.  We have entered into an agreement with the U.S. National Institute of Allergy and Infectious Diseases to test our hepatitis B product candidate in preclinical models.  We are also sponsoring academic institutions to evaluate our hepatitis B product candidate in animal models and to perform research with our CoValTM fusion protein candidates made with herpes simplex antigens.

Bioreagent Business

Through Stressgen Bioreagents Limited Partnership, we also produce and sell bioreagents to build a market awareness of the value of Hsp and to strengthen strategic relationships with other companies, academic institutions and stress response researchers.  Our bioreagent business supplies biomedical research reagents to researchers and research organizations worldwide.  The products that we sell include antibodies, proteins, DNA products, ELISA kits and extracts for use in studying cellular stress response pathways, including oxidative stress, apoptosis, neurobiology and more.

Manufacturing

We are currently working with a contract manufacturer, Avecia Limited (“Avecia”), to develop a quality controlled and quality assured process for producing HspE7.  Avecia has experience using standard operating procedures, analytical methods and specifications that allow biologics such as HspE7 to be manufactured in commercial quantities in accordance with current GMP and other regulations.  Under the agreement Avecia will perform process development, scale-up and manufacturing of bulk active ingredient for the production of commercial-grade clinical supplies needed for our clinical trials with HspE7. We anticipate that clinical-grade supplies will be available in the second quarter of 2005.  We expect the scope of services covered by the existing agreement to extend through the BLA process.  If we terminate our current services agreement with Avecia, we may be required to pay a cancellation fee, which would have been $4,493,000 as of September 30, 2004.  We may also have Avecia manufacture commercial drug substance under a separate agreement.  A separate contractor will perform the fill and finish operations to produce the vialed product.  We expect that our dependence on contractors such as Avecia for the process development and manufacture of heat shock protein fusions will continue for the foreseeable future.

Intellectual Property

Our intellectual property protection policy involves filing and prosecuting patent applications relevant to the inventions that we consider meaningful to our business.  We also rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position.  We have devoted substantial management attention and resources to maintaining patents and licenses and conducting an assertive patent prosecution strategy.

We have a worldwide exclusive license agreement with the Whitehead Institute for our core fusion technology, giving us rights to various patents, pending applications, continuation-in-part applications and their foreign counterparts.  Pursuant to the license agreement we fund the prosecution of the patent applications, which currently include applications in the U.S., Canada, Europe and Japan.  Two U.S. patents, which will expire in 2019, and a European patent, which will expire in 2014, have been granted based on these Whitehead applications.  We are vigorously defending challenges to these patents, which cover Hsp fusions with viral or cancer-associated antigens and their use as immunotherapeutics, and to our European patent directed to Hsp fusions with HPV viral antigens, including HPV E6 and E7, and their use as immunotherapeutics.  See “Risk Factors — The profitability of our products will depend in part on our ability to protect proprietary rights and operate without infringing the proprietary rights of others”.  We also hold issued U.S. patents related to Hsp fusions with HPV viral antigens, including HPV E6 and E7 and to the detection of elevated levels of Hsp expression.  Some of our U.S. patent applications received pre-GATT filing status, meaning that their terms extend for 17 years after the date of grant, rather than 20 years from the earliest date of filing.

Interpretation and evaluation of biopharmaceutical or biotechnology patent claims present complex and often novel legal and factual questions.  We cannot be sure that:

•                  our pending applications will result in issued patents;

•                  the issued patents will be held valid and enforceable if challenged; or

•                  a competitor will not be able to circumvent an issued patent by the development or adoption of a competitive non-infringing product or process.

Our bioreagents business requires intellectual property licenses to sell many of our products.  However, because our bioreagents sales are spread over more than 400 products, we do not believe that any individual patent or license is material to the bioreagent business.

Competition

The diseases we are targeting are currently managed through a variety of therapeutic and surgical approaches.  For example, genital warts can be treated by topical creams and ointments, cryosurgery, freezing, electro-surgery and laser treatment.  Some papillomas and cancers caused by HPV can be treated surgically.

We are subject to competition from products that use different approaches or means of accomplishing a similar therapeutic effect as our CoValTM fusion products.  Many pharmaceutical and biotechnology companies also focus their research and product development programs on the treatment of the same therapeutic indications as ours, including HPV-related diseases, HBV and cancer.  For example, Merck & Co., Inc. is currently conducting a large phase III trial for a preventative vaccine against HPV.

Potential competitors that are developing products to treat HPV indications use approaches including therapeutic vaccines, immunotherapies, immunomodulators, topical therapies and small molecule drugs. As examples, Transgene S.A. and Zycos Inc., recently acquired by MGI Pharma, Inc., are conducting clinical trials with different formulations of HPV antigens as therapeutic vaccines; Medigene AG is developing a topical immunomodulator.

Other potential competitors are performing research and developing therapeutic products based on the intrinsic nature of stress proteins to assist the body in fighting infection and related cancers.  Our technology focuses on Hsp covalently fused to antigens; however, there are other ways to potentially use Hsp to modulate immune responses.  Companies including Antigenics Inc. are using stress protein-related approaches to stimulate or modulate the body’s immune system in therapeutic applications.  Other companies such as Conforma Therapeutics and Vernalis plc are developing small molecule drugs to modulate Hsp expression in cells as another approach for cancer therapy.

Competition in our industry may increase over time due to rapid and substantial changes in technology and other critical inputs required for product development and commercialization.  Many of our competitors have greater human and financial resources dedicated to product development and human clinical testing than we do.  Our competitors may have more substantial marketing and financial resources.  Acquisitions of, or investments in, competing pharmaceutical and biotechnology companies by other firms could increase their financial, marketing and other resources.  Technological developments could render our proposed products or technologies non-competitive.

In the bioreagent market there are numerous suppliers.  Direct competition is more limited in the stress protein area in which we specialize.  A few companies have a broad line of competing products, such as Affinity Bioreagents Inc.  Several larger companies have introduced a limited range of products similar to ours.  Many of our bioreagent product licenses are non-exclusive.  As a result competition from other suppliers could increase in the future.

Government Regulation

We must navigate a complex regulatory process to obtain approval to market our products.  In the U.S. the FDA regulates drugs and biological products.  The Health Products and Food Branch (“HPFB”) Inspectorate enforces the Canadian rules and regulations governing the production and manufacturing of our products and research and development activities.  In these and other jurisdictions, applicable drug licensing laws require:

•                  carefully controlled research and testing of products;

•                  governmental review and approval of results prior to marketing therapeutic products;

•                  licensure of manufacturing facilities; and

•                  adherence to GMP during production.

Pre-clinical studies must be conducted to test chemistry, pharmacology and efficacy.  Successful pre-clinical results, which entail achieving potentially valuable pharmacological activity combined with an acceptably low level of toxicity, enable the manufacturer of the new drug to file an IND application to begin clinical trials involving humans.  An IND application must be filed with and accepted by the FDA or HPFB, as applicable, before human clinical trials may begin.

Clinical trials typically include at least three phases.  Phase I clinical trials consist of testing a product in a small number of humans for its safety (toxicity), dose tolerance and pharmacokinetic properties including absorption, distribution, metabolism and elimination.  Phase II clinical trials usually involve a larger patient population than is required for phase I trials.  The phase II trials are conducted to evaluate the effectiveness of a product in patients having the disease or medical condition for which the product is indicated.  These trials also serve to identify possible common short-term side effects and risks in a larger group of patients.  Potential dosing regimens may also be evaluated during phase II trials. Phase III clinical trials involve conducting tests in an expanded patient population at geographically dispersed sites to establish clinical safety and effectiveness.  These trials usually involve comparison to a standard treatment or to no treatment.  They also generate information from which the overall benefit-risk relationship relating to the drug can be determined to provide a basis for drug labeling.

Two key factors influencing the rate of progression of clinical trials are the rate at which patients can be accrued to participate in the research program and whether effective treatments are currently available for the disease the drug is intended to treat.  Patient accrual can depend upon the incidence and severity of the disease and the alternative treatments available.

Upon completion of all clinical studies, the results of these studies are submitted to the U.S. FDA as part of a biologics license application or to Canada’s HPFB as part of a new drug submission, to obtain approval to commence marketing the product.  The entity that will manufacture the product must submit an establishment license application for approval by the FDA or HPFB.

Before a product can receive approval for marketing in the U.S. or Canada the applicant must show:

•                  development of a well-controlled process of manufacturing;

•                  preclinical studies of safety and pharmacology; and

•                  studies of safety and efficacy in humans.

Even after a marketing approval is obtained, further studies, including phase IV post-market studies, may be required to provide additional data on safety and efficacy necessary to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested.  The FDA or HPFB may require post-market surveillance programs to monitor a product’s side effects.

In addition to obtaining pre-licensing approval, manufacturing facilities must conform on an ongoing basis with GMP.  After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by regulatory authorities.

Whether or not FDA or HPFB approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other jurisdictions will be necessary prior to commencement of marketing the product in such countries.  Each country may impose its own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by another authority.

In addition to the need to meet regulatory requirements before our products can be sold, the nature of our business requires compliance with numerous federal, provincial, state, local and international laws, regulations and recommendations.  For example, we are subject to regulations covering:

•                  the maintenance of safe working conditions;

•                  laboratory manufacturing practices; and

•                  the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents used in connection with our research work.

Liquidity and Capital Resources

Since inception we have relied principally on equity financings, research collaborations and cash flows generated from our bioreagents business to fund our research and development programs, operations and capital expenditures.  Through September 30, 2004 we have raised net proceeds of $198,238,000 through equity transactions.

In early October 2004, we filed a Canadian preliminary prospectus pursuant to which we intends to raise US $50,000,000 through the sale of common shares of the Company.  The offering price per share and the number of shares to be placed will be determined prior to the filing of the final prospectus.  We plan to use the proceeds of the offering to fund development and commercialization of HspE7, our lead product candidate.

We need to obtain significant additional funds through financings or strategic transactions to continue product development, manufacturing and commercialization.  If adequate funds are not available from those sources, we will be required to delay or reduce the scope of the development of HspE7, and divest certain operations for cash.   Based on these considerations, we believe our current capital resources are sufficient to fund operations for twelve months.

We employ a financial performance measurement system designed to ensure our revenues and expenses are consistent with management’s operational objectives and budgetary constraints.  Our cash utilization in 2004 is dependent upon several factors, including the timing and progress of clinical development of HspE7 and the cost of manufacturing clinical supplies.

At September 30, 2004, we had $31,716,000 of cash, cash equivalents and short-term investments. The $20,374,000 decrease since December 31, 2003 is due principally to spending related to the development of HspE7.  At September 30, 2004 and December 31, 2003, approximately 45% and 24%, respectively, of cash, cash equivalents and short-term investments were held in U.S. dollars.  During the nine months of 2004, we purchased British pounds to fund payments made to Avecia.  At September 30, 2004 approximately 30% of our cash, cash equivalents and short-term investments were held in British pounds.  Periodically we may purchase additional British pounds based on future anticipated payments in that currency.

For the three month periods ended September 30, 2004 and 2003, we spent net $6,694,000 and $3,855,000, respectively on operating activities.  During the nine month periods ended September 30, 2004 and 2003, we reported $18,341,000 and $11,921,000, respectively net cash used in operating activities.  The increase in 2004 over 2003 is due to an increase in net losses recorded offset by stock compensation expense recorded in 2004 that was not recorded in 2003 and higher unrealized foreign exchange losses in 2004 over 2003.

Our capital expenditures totaled $50,000 and $100,000 during the three month periods ended September 30, 2004 and 2003, respectively.  For the nine month periods ended September 30, 2004 and 2003 capital expenditures were $238,000 and $154,000, respectively.  Spending during the nine months of 2004 consisted of tenant improvements on our facilities, laboratory equipment, and computer related hardware.  Capital expenditures in the fourth quarter are expected to be consistent with third quarter levels.

At September 30, 2004 and December 31, 2003 we had outstanding principal balances of $724,000 and $1,125,000, respectively, in the form of fixed rate capital leases and term loans including our September 2003 term loan with Oxford Finance Corporation (Oxford).  At September 30, 2004 and December 31, 2003 the outstanding principal balances were $630,000 and $906,000 on the Oxford loan.  Under the terms of the Oxford loan, we must issue a letter of credit for the outstanding loan balance if our combined cash, cash equivalents, and short-term investments fall below $6,000,000.

Contractual Obligations

Our contractual obligations consist of operating leases for facilities, capital leases to finance equipment and a term loan to increase working capital cash flows.  Details of these commitments are described in our 2003 Annual Report on Form 10-K under the section “Liquidity and Capital Resources.”  In January 2004 we entered into a biological services agreement with Avecia that is cancellable subject to specified termination conditions. The services agreement, which is further discussed below, specifies cancellation fees based on a sliding percentage of certain future program milestones.  The cancellation fee as of September 30, 2004 would have been $4,493,000.  During the three and nine month periods ended September 30, 2004 there were no material changes to our contractual obligations.

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

Results of Operations

For the three month periods ended September 30, 2004 and 2003, our net loss was $7,957,000 and $5,623,000, respectively, or $0.11 and $0.09 per common share, respectively.  Our net losses for the nine month periods ended September 30, 2004 and 2003 were $20,607,000 and $12,483,000, respectively, or $0.28 and $0.20 per common share, respectively.  Our increased net loss during the nine months of 2004 compared to the same period in 2003 is due principally to spending on research and development (R&D) activities related to manufacturing development that was previously funded by Roche, a time based development payment earned in March 2003, and third party spending to further the development of HspE7.

Collaborative R&D revenue

We recorded collaborative R&D revenue of $174,000 and $855,000 during the three month periods ended September 30, 2004 and 2003, respectively. Collaborative R&D revenue for the nine month periods ended September 30, 2004 and 2003 was $537,000 and $7,584,000, respectively.  Collaborative R&D revenue during both the three and nine month periods in 2004 relates principally to the amortization of upfront license fees in accordance with CICA Accounting Standards Board recommendations, section 3400, Revenue and Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements.”  Collaborative R&D revenue for the nine month period ended September 30, 2003 includes $4,615,000 for development activities, a time-based development payment of $2,214,000 and $755,000 from the amortization of upfront license fees.  Under the terms of the restructured HspE7 collaboration agreement, we expect future collaborative R&D revenue to include amortization of the initial up-front license fee which reflects the anticipated development period of HspE7 and recognition of future milestone revenues.

Bioreagent sales

The production and sale of bioreagents supports our business strategy by building our market presence in stress proteins and strengthening our strategic relationships with companies, academic institutions and government research organizations. Our products are sold directly to end-users and through third party distributors.  For the three month periods ended September 30, 2004 and 2003, we reported an 18% increase in bioreagent sales to $1,547,000 from $1,316,000.  Bioreagent sales increased by 8% to $4,445,000 during the nine month period ended September 30, 2004 from $4,108,000 during the same period in 2003. U.S. and Canadian dollar denominated sales in the nine months of 2004 compared to the same period in 2003 increased by 17% and 5%, respectively, aided by the introduction of new products and several higher priced kit-based research products.  The foreign exchange rate applied to U.S. denominated sales was lower in the nine months of 2004 compared to the nine months of 2003, thereby diluting the reported improvement in U.S. dollar sales.

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

Our R&D spending during the nine months of 2004 was devoted principally to activities in support of developing HspE7, including in-house activities supporting the process development of HspE7, spending to close out our AIN clinical trials and begin a new Phase II trial, and activities to further the process development and manufacturing of HspE7.  During the nine months of 2004 approximately 85% of our

R&D spending related to efforts developing HspE7, compared to approximately 65% for the same period in 2003.  The remaining spending relates to research supporting our bioreagent business and exploratory research involving our follow-on CoValTM fusion proteins.

We held an end-of-phase II meeting with the FDA in June 2004 to discuss the design of our planned pivotal phase III clinical trial.  The FDA plans to review a pivotal clinical trial protocol under a Special Protocol Assessment, an agreement with the FDA that is typically binding regarding the protocol design for a clinical trial to support a biologics license application (“BLA”).  We intend to initiate our pivotal phase III trial during the second quarter of 2005.  Depending on the results, we anticipate being able to submit a BLA for HspE7 to treat RRP in mid-2007.  The FDA has granted us fast track and orphan drug status for HspE7 in RRP.

In September 2004, we announced the initiation of a single arm pilot Phase II clinical trial to investigate HspE7 in patients with internal genital wards.  During the third quarter we enrolled approximately two-thirds of the patients and plan to enroll the remaining patients during the fourth quarter of 2004.  Patients will be evaluated up to one year.

Also in September 2004, we were issued a patent covering a method of treating a patient with RRP using a fusion protein comprised of a heat shock protein from the Hsp60 family and an HPV type 16 E7 antigen.  This patent provides additional patent exclusivity for HspE7 to treat patients with RRP through mid-2021.

In January 2004, we entered into a biological services agreement with Avecia.  The contract is a multi-year agreement for process development, scale-up and manufacturing of clinical supplies.  Although the timelines may change for specific manufacturing events covered by the contract, such as GMP bulk release and fill/finish, we believe clinical-grade supplies will be available in the second quarter of 2005. We may also have Avecia manufacture commercial drug substance.

R&D spending increased by approximately 13% to $6,796,000 during the three months ended September 30, 2004, compared with $6,009,000 for the same period in 2003.  For the nine months ended September 30, 2004, R&D spending increased by approximately 6% to $18,338,000 from $17,293,000 for the same period in 2003.  This increase is due principally to increased spending at Avecia, which began early in 2004; in contrast, in 2003 our third-party spending focused on Roche-requested manufacturing initiatives, which are complete.  Our spending at Avecia is expected to continue to be a major component of our R&D spending during the remainder of 2004 up to mid-2005 as we transition from process development activities to initial production runs of bulk drug substance for our upcoming pivotal trial.

During the remaining three months of 2004, we expect to continue to devote the majority of planned R&D spending to support HspE7 development and the start-up activities relating to our RRP Pivotal trial and other related clinical initiatives.

Selling, general and administrative expenses

Selling, general and administrative expense, or SG&A, includes executive management, business development, investor relations, legal support and general administrative activities.

SG&A spending increased by approximately 14% to $1,724,000 for the three month periods ended September, 2004 from $1,510,000 for the same period in 2003.  This increase is primarily due to the use of external consultants and additional fees for attest services over internal controls over financial reporting to ensure compliance with requirements of Sarbanes-Oxley regulations.  For the nine month periods ended September 30, 2004 and 2003, SG&A spending was $5,969,000 and $5,666,000, respectively.

Cost of bioreagent sales

The aggregate cost of bioreagent sales as a percentage of bioreagent sales was approximately 25% and 22% for the three month periods ended September 30, 2004 and 2003, respectively, resulting in gross margins of

75% and 78%, respectively.   For the nine month periods ended September 30, 2004 and 2003 the aggregate cost of sales was approximately 24% and 26%, respectively, resulting in gross margins of 76% and 74%, respectively.

Interest and other income, net

Interest and other income, net increased during the three month periods ended September 30, 2004 by 539% to $262,000 compared with $41,000 during the same period in 2003.  The increase is due principally to a write-down of our fixed income investment portfolio of $284,000 recorded in the third quarter of 2003 that was not repeated in the third quarter of 2004.  During the nine month periods ended September 30, 2004 and 2003 interest and other income increased by 13% to $564,000 from $499,000, respectively.

Net foreign exchange gain/loss

For the three month period ended September 30, 2004 we recorded net foreign exchange losses of $1,014,000 compared with losses of $12,000 for the same period in 2003.  During the third quarter of 2004, the Canadian dollar strengthened against the U.S. dollar and the British pound compared to recent levels.  Since approximately 75% of our cash, cash equivalents and short term investments are held in currencies other than the Canadian dollar, we experienced a foreign exchange loss.  During the nine months of 2004, we recorded foreign exchange losses of $723,000 compared to $638,000 for the same period in 2003.

Basic and diluted loss per share

The 42% increase in net loss to $7,957,000 for the three month periods ended September 30, 2004 compared with $5,623,000 for the same period in 2003, was diluted by a 18% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss per share of $0.11 in 2004 and $0.09 in 2003.  The 65% increase in net loss to $20,607,000 for the nine month periods ended September 30, 2004 compared with $12,483,000 for the same period in 2003, was diluted by a 19% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss per share of $0.28 in 2004 and $0.20 in 2003.

Differences between Canadian and U.S. generally accepted accounting principles

Our consolidated financial statements include adjustments necessary for their fair presentation in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP, our net loss would decrease by $1,438,000 and $2,417,000 for the three and nine month periods ended September 30, 2004.  The principal differences under U.S. GAAP as opposed to Canadian GAAP for the three and nine month periods ended September 30, 2004 were the reversal of an unrealized foreign exchange loss on investments of $1,248,000 and $1,005,000, a reversal of a gain on market value of investments of $38,000 and a loss of $272,000 and the reversal of stock compensation expense totaling $242,000 and $1,206,000 related to fair value stock option accounting adopted beginning January 1, 2004, offset by stock compensation expense of $14,000 and $66,000 that would be recorded under APB Opinion No. 25.  U.S. GAAP does not currently require fair value accounting on stock based compensation.  Therefore, under the provisions of APB Opinion No. 25, no expense is recorded for options granted with an exercise price equal to the fair value of the stock on the day of grant.  Under APB Opinion No. 25 expense is incurred when stock options are granted at exercise prices less than the fair value of the underlying stock.  Further, under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP unfavorable market value adjustments are recorded as a component of operations.

To conform to U.S. GAAP our net loss would decrease by $160,000 and $550,000 for the three and nine month periods ended September 30, 2003.  The principal differences under U.S. GAAP as opposed to Canadian GAAP for the current quarter and nine month periods ended September 30, 2003, respectively, were the reversal of unrealized foreign exchange gain on available-for-sale securities of $124,000 and a loss of $214,000, coupled with a $284,000 and $336,000 reversal of a write-down of short term investments.

Basic net loss per common share under U.S. GAAP would have been $0.09 and $0.25 in the three and nine month periods ended September 30, 2004, respectively.  Basic net loss per common share under U.S. GAAP would have been $0.09 and $0.20 in the three and nine month periods ended September 30, 2003, respectively.   Our current assets and stockholders’ equity at September 30, 2004 are the same under U.S. GAAP and Canadian GAAP.

Summary of Quarterly Results

The following is a summary of the unaudited quarterly results of operations for the previous eight quarters beginning with the quarter ended September 30, 2004.

	Quarter ended
(In thousands except per share amounts)	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Net revenues
Canadian and U.S. GAAP	$1,721	$1,636	$1,625	$1,727

Research and development expenses
Canadian and U.S. GAAP	6,796	5,973	5,569	3,572

Net loss (1)
Canadian GAAP	(7,957)	(6,366)	(6,284)	(3,762)
U.S. GAAP	(6,519)	(6,014)	(5,657)	(3,365)

Basic and diluted loss per common share
Canadian GAAP	$(0.11)	$(0.09)	$(0.09)	$(0.06)
U.S. GAAP	$(0.09)	$(0.08)	$(0.08)	$(0.05)

	Quarter ended
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Net revenues
Canadian and U.S. GAAP	$2,171	$2,881	$6,640	$5,320

Research and development expenses
Canadian and U.S. GAAP	6,009	4,791	6,493	7,167

Net loss (1)
Canadian GAAP	(5,623)	(4,403)	(2,457)	(4,059)
U.S. GAAP	(5,463)	(4,222)	(2,248)	(3,981)

Basic and diluted loss per common share
Canadian GAAP	$(0.09)	$(0.07)	$(0.04)	$(0.07)
U.S. GAAP	$(0.09)	$(0.07)	$(0.04)	$(0.07)

(1)                                  To conform these results to U.S. GAAP, certain adjustments would be made.  The principal differences between U.S. GAAP and Canadian GAAP are described in detail in the notes to our 2003 and 2002 financial statements and our March 31, 2004, June 30, 2004, and September 30, 2004 interim financial statements.

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

Clinical trial accruals

Clinical trial costs constitute a significant portion of R&D expense.  We recognize expenses related to our ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods in which the expenses are incurred.    We recognize clinical trial costs in three distinct phases that correspond with the period during which the services are performed:  the start-up phase, the patient accrual phase, and the close-out phase. Based on the design of the trial, including the number of patients, number of clinical sites, method of treatment, and follow-up, the allocation of trial costs to each phase could vary from trial to trial.   Using our current trial accrual methodology, our liability for clinical trials as of September 30, 2004 is $593,000, which includes the estimated effect of any work-in-process terminated at the end of the reporting period.  Alternatively, if we utilized a percentage of completion approach and used an operational estimate of the actual work completed as of September 30, 2004 compared to the total contract value, our clinical trial liability would decrease by approximately $434,000.

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

New U.S. GAAP Accounting Pronouncement

The Emerging Issues Task Force (EITF) recently deliberated regarding Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The Issue is intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  The EITF reached a consensus regarding disclosure requirements concerning unrealised losses on available-for-sale debt and equity securities accounted for under SFAS No. 115.  The guidance for evaluating whether an investment is other-than-temporarily impaired has been deferred.  The disclosure requirements apply to annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS No. 115.  For all other investments within the scope of this Issue, the disclosure requirements have been deferred.  Additional disclosure requirements for cost method investments apply to fiscal years ending after June 15, 2004.  We continue to evaluate the effect of this pronouncement on our financial statements.

Factors That May Affect Future Performance

Investing in our securities involves a high degree of risk.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In that case, the trading price of our stock could decline, and you may lose some or all of your investment.

We are an early stage development company

Our biotechnology business is still at an early stage of development.  Significant additional research and development and clinical trials must be completed before our technology can be commercialized.  We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products.  We have undertaken only limited human clinical trials for HspE7 and cannot assure you that subsequent trials will generate favourable results, that the results obtained from laboratory or research studies for our other products will be replicated in human studies, that our human studies will demonstrate efficacy or that our studies and trials will not identify undesirable side effects of our products.  There are no assurances that any of our therapeutic products will:

•                  meet applicable health regulatory standards;

•                  obtain required regulatory approvals or clearances;

•                  be produced in commercial quantities at reasonable costs;

•                  be successfully marketed; or

•                  be profitable enough that we will recoup the investment made in such product candidates.

None of our therapeutic product candidates are expected to be commercially available for several years.  It is possible that we will not successfully develop any therapeutic products.

We have a history of operating losses and may never become profitable

We have not recorded any revenues from the sale of therapeutic products and have accumulated substantial net losses.  We expect we will continue to incur losses for at least the next several years while our primary activities are research, development and clinical trials.  To become profitable we, either alone or with one or more partners, must develop, manufacture and successfully market therapeutic product candidates.

We may require additional financing to execute our business plan

The revenues from our production and sale of bioreagents and our projected revenues from collaborators are not adequate to support either the development of HspE7 under our restructured Collaboration Agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) or our other therapeutic product development programs.  If we receive less than US$50,000,000 of gross proceeds in our proposed offering of common stock, the amount of proceeds allocated to the development and commercialization of HspE7 will be reduced accordingly.  Even if the proposed offering is successfully completed, we may need additional funds to:

•                  pursue further research and development;

•                  conduct clinical trials;

•                  obtain regulatory approvals;

•                  file, prosecute, defend and enforce our intellectual property rights;  and

•                  market our products.

We may seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

There are no assurances that future funding will be available on favorable terms or at all.  If adequate funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

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

A number of risks arise from our dependence on collaborative agreements with third parties.  Product development and commercialization efforts could be adversely affected if key collaborative partners:

•                  terminate or suspend their agreements with us;

•                  cause delays;

•                  fail to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;

•                  fail to adequately perform clinical trials;

•                  determine not to develop, manufacture or commercialize a product to which they have rights; or

•                  otherwise fail to meet their contractual obligations.

Also, our collaborative partners could pursue other technologies or develop alternative products that could compete with the products we are developing.

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

Other companies may independently develop similar products and design around any patented products we develop.  We cannot assure you that:

•                  any of our patent applications will result in the issuance of patents;

•                  we will develop additional patentable products;

•                  the patents we have been issued will provide us with any competitive advantages;

•                  the patents of others will not impede our ability to do business; or

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

A number of pharmaceutical, biotechnology, research and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business.  If these technologies, applications or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied.  Our business may be adversely affected if competitors independently develop competing technologies, especially if we do not obtain, or obtain only narrow, patent protection.  If patents that cover our activities are issued to other companies, we may not be able to: obtain licenses at a reasonable cost, or at all; develop our technology; or introduce, manufacture or sell the products we have planned.

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

We may encounter difficulties in manufacturing our products

Our manufacturing experience in bioreagents is not directly applicable to the manufacture of therapeutic products.  We have not yet introduced any therapeutic products and have no experience manufacturing therapeutic vaccines ourselves.  Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including good manufacturing practices (“GMP”), production and quality control regulations.  Because we do not have facilities for the production of therapeutic products such as HspE7, we contract with third parties for process development, the scale-up of manufacturing our products from the laboratory bench to commercial quantities, manufacturing of bulk materials, product characterization, filling the product into vials, packaging and related processes.  If there are delays or difficulties in developing a commercial manufacturing process, performing manufacturing or transferring HspE7 between contractors performing different aspects of the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products.

Production of future products could require raw materials which are scarce or which can be obtained only from a limited number of sources.  If our manufacturers were unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

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

We rely on collaborators, including academic institutions, governmental agencies and clinical research organizations, to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products.  The U.S. National Cancer Institute is sponsoring some HspE7 clinical trials.  Since these trials depend on governmental participation and funding, we have less control over their timing and design than trials we sponsor.  Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for product release.

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

The manufacturers of our products will be required to comply with applicable GMP regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation.  If the manufacturers cannot comply with regulatory requirements, including applicable GMP requirements, we may not be allowed to develop or market the product candidates.  If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls, product seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors may develop and market drugs that are less expensive, more effective or safer, making our products obsolete or uncompetitive

Many competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and staffing resources than we do.  Technological competition from pharmaceutical companies and biotechnology companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products.  Some of these products have an entirely different approach or means of accomplishing the desired therapeutic effect than products we are developing.  Alternative products may be developed that are more effective, work faster and are less costly than our products.  Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours.  In addition, other forms of medical treatment, such as surgery, are competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.  See “Business of the Corporation - Competition.”

Our products may not gain market acceptance

Products such as HspE7, our lead therapeutic vaccine candidate, may not gain market acceptance among physicians, patients, healthcare payors and the medical community.  The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness, clinical advantages over alternative products, and marketing and distribution support for the products.  Limited information regarding these factors is available in connection with our products or products that may compete with ours.

Our sales experience is limited to the sale of bioreagents.  We do not have experience selling therapeutics such as HspE7.  To directly market and distribute any pharmaceutical products, we or our collaborators will need a marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  We may not be able to establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms.  If we or our partners cannot successfully market and sell our products, our ability to generate revenue will be limited.

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

Our research and development processes involve the controlled use of hazardous and radioactive materials.  We are subject to federal, state, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products.  The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous or radioactive materials, we could be held liable for resulting damages.  We are not insured with respect to this liability. Such liability could exceed our resources.  In the future we could incur significant costs to comply with environmental laws and regulations.

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

Our revenues will depend upon the availability of reimbursement from third-party payors that are increasingly challenging the price and examining the cost effectiveness of medical products and services

Sales of therapeutic products depend in part upon the availability of reimbursement from third-party payors, including government health administration authorities, managed care providers, private health insurers and other organizations.  These third-party payors increasingly attempt to contain costs by challenging the price of products and services and limiting the coverage and level of reimbursement for pharmaceutical products.  Third party reimbursement for our products may be inadequate to enable us to maintain prices that provide a return on our product development investment.  Governments continue to propose and pass legislation designed to reduce healthcare costs.  This legislation could further limit reimbursement.  If government and third-party payors do not adequately reimburse patients for the costs of our products, the market for our products may be limited.

Our share price has been and is likely to continue to be highly volatile

Our share price has been highly volatile in the past and is likely to continue to be volatile. The price of our shares could be materially affected by factors including:

•                  the announcement of clinical trials results by us or our competitors;

•                  regulatory actions;

•                  safety issues;

•                  changes affecting patents or exclusive licenses;

•                  future issuances of shares;

•                  the announcement of technological innovations;

•                  the release of technical, financial, research and other publications;

•                  the development of new commercial products;

•                  changes in regulations;

•                  the release of financial results;

•                  public concerns over risks relating to biotechnology;

•                  sales of shares by existing shareholders; and

•                  changes in analyst recommendations.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use the Canadian dollar as our measurement and functional currency.  As a result, we are exposed to foreign currency fluctuations through our operations because a substantial amount of our contract research and development spending has been transacted in other currencies, principally in U.S. dollars and British pounds.  We hold investment balances in the currencies in which we have expenditures planned during the foreseeable future.  During the nine months of 2004, we purchased British pounds to mitigate our currency exposure based on spending plans with Avecia.  Our U.S. dollar denominated expenses and revenues are partially matched by our bioreagent product sales, 95% of which are in U.S. dollars.  We translate monetary assets and liabilities into Canadian dollars using the rates of exchange prevailing at our balance sheet date. We record the resulting exchange gains and losses in our statement of operations.  Although we do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, we may do so in the future if conditions change.

A hypothetical change in U.S dollar exchange rates calculated by applying a 10% change to the September 30, 2004 foreign exchange rate, then applying that rate to our average level of U.S. investments during 2004, would result in a $1,088,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $1,088,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $1,088,000.

A hypothetical change in British pound exchange rates calculated by applying a 10% change to our September 30, 2004 foreign exchange rate, then applying that rate to our average level of British pound investments during the year, would result in a $472,000 impact.  If the value of the Canadian dollar relative to the British pound were to increase by 10%, our net loss would decrease by $472,000.  Further, if the value of the Canadian dollar relative to the British pound were to decrease by 10%, our net loss would increase by $472,000.

We are also exposed to interest rate risk because we maintain cash equivalents and short-term investment portfolio holdings of various issuers, types, and maturity dates with large banks and investment banking institutions.  The market value of these short-term investments on any day during the investment term may vary as a result of market interest rate fluctuations.

To differentiate between the affect of a change in the market valuation of securities caused by market interest rate changes versus a change in the annual rate of interest we could earn on a security, we calculated that a hypothetical change in interest rates comparable to a 10% change to our average rate of return would result in a $83,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $83,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $83,000.

We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $31,716,000 in cash, cash equivalents and short-term investments as of September 30, 2004.

Item 4.  CONTROLS AND PROCEDURES

Our chief financial officer and chief executive officer concluded as of September 30, 2004 that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to Stressgen and its consolidated subsidiaries, based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 15d-15.

PART II—OTHER INFORMATION

Item 6.  EXHIBITS

For a list of exhibits filed with this report, refer to the Index to Exhibits set forth after the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation
Date: October 27, 2004	/s/ Gregory M. McKee

Gregory M. McKee
Vice President, Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign this report on behalf of the registrant)

INDEX OF EXHIBITS

Exhibit No.	Description
3.9*	Articles of Continuance of the Company
3.10*	By-Laws of the Company
4.4*	Form of Stock Certificate
10.17	Employment Agreement dated September 1, 2004 between Daniel L. Korpolinski and Stressgen Biotechnologies Corporation and Stressgen Biotechnologies, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32	Section 1350 Certification

* Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 2, 2001