Form 10-K
period 2004-12-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2005-03-14
CIK 1064990

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20594

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
dated March 14, 2005 for the fiscal year ended December 31, 2004

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

As of June 30, 2004 and March 8, 2005, the aggregate market values of common shares held by non-affiliates of the Registrant were approximately Cdn. $59,455,250 and $25,739,773, respectively.  These amounts represented approximately U.S. $44,356,349 (based on the June 30, 2004 closing price of Cdn. $0.82 per common share, as reported on The Toronto Stock Exchange, and 72,506,403 outstanding common shares and a U.S.-Canadian exchange rate of 1.3404) and U.S. $21,151,921 (based on the March 8, 2005 closing price of Cdn. $0.36 per common shares as reported on The Toronto Stock Exchange, 72,506,403 outstanding common shares and an U.S.-Canadian exchange rate of 1.2169).  These numbers are provided only for the purposes of this report and do not represent an admission by either the Registrant or any non-affiliate as to the status of any person.

The Company’s accounts are maintained in Canadian dollars.  In this Annual Report on Form 10-K, all dollar amounts are stated in Canadian dollars except where otherwise indicated.

Documents incorporated by reference: None.

TABLE OF CONTENTS

Item 1. BUSINESS

Item 2. PROPERTIES

Item 3. LEGAL PROCEEDINGS

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Items 6, 7 and 7A. SELECTED FINANCIAL DATA; MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9A. CONTROLS AND PROCEDURES

Item 9B. OTHER INFORMATION

Item 10. OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Item 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

This report contains text in addition to the requirements for an Annual Report on Form 10-K to fulfill the requirements of a Canadian Annual Information Form as set forth in National Instrument 51-102 and related policies of the Canadian Securities Administrators.

PART I

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that involve risks and uncertainties. Our forward-looking statements, which are typically indicated by words such as “intend,” “plan,” “anticipate” and “expect,” include statements regarding the results of on-going research, development efforts and the scope of future operations. Such statements are only predictions.  Actual results may differ materially from those implied by our forward-looking statements, due to factors including our need for additional capital, the risk that HspE7 does not demonstrate statistically significant results in future clinical trials, our dependence upon collaborative partners and the risk that we will not obtain approval to market our products.  These and other risks are discussed in this Annual Report, including under the caption “Factors that May Affect Future Performance.” We disclaim any obligation to update forward-looking statements as circumstances change.

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

In February 2004 we announced the results of an open-label, single arm, multicenter RRP phase II trial in 27 patients ranging in age from two to 18 years who required frequent surgical procedures to reduce the obstruction caused by the warts. In the trial the patients experienced an aggregate of 87 fewer surgeries during the first year after treatment with HspE7.  The time between post-treatment surgeries increased by a mean of 95% compared to the pre-treatment period. The mean of the first post-treatment interval after surgery increased to 106 days from an average of 55 days between surgeries before treatment with HspE7.  We plan to commence a pivotal phase III clinical trial in RRP in mid-2005.  The U.S. Food and Drug Administration (“FDA”) has agreed to review the protocol for the trial under a Special Protocol Assessment (“SPA”), has granted HspE7 orphan drug status for the treatment of RRP and has designated HspE7 for the treatment of RRP as a fast track product development program.

In November 2004 we announced the results of a trial of HspE7 in 21 high grade cervical dysplasia patients that was sponsored by the Norris Comprehensive Cancer Center of the University of Southern California (USC) in Los Angeles, California.  Patients in the trial received HspE7, then were scheduled to undergo a surgical procedure known as LEEP (loop electrosurgical excision procedure) two months following the last dose. In the trial, 40% of the patients were considered responders at the time of the scheduled surgery, based upon a downgrading of disease from high grade to low grade or no dysplasia. After vaccination 64% (nine of fourteen) of patients tested developed a specific immune response to viral antigens related to the cause of the disease. This result is an early response rate for HspE7, since LEEP was performed only two months following the last dose of the drug.

We plan to expand the application for HspE7 to other HPV indications, so that it can be indicated for a broad range of HPV-related diseases.  In addition to RRP, we are initially targeting niche patient populations for which there are serious unmet medical needs, including HIV-positive patients with HPV-associated diseases and patients with high-grade cervical dysplasia for whom the standard treatment, LEEP, has been unsuccessful. We have a strategic collaboration with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) that could lead to further development of HspE7.

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

In addition to our drug development efforts, we currently produce and sell Hsp, antibodies, bioreagents and other products for research use.  We plan to sell our bioreagents business in 2005 to fund our drug development program.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At December 31, 2004 our accumulated deficit was $212,349,000.  Historically, we have depended principally on equity financings, cash flows from our bioreagent business and funding from research collaborations to fund our business activities.  We have a plan to sell our bioreagent business during 2005.  While this will provide proceeds from the sale it will reduce our near term revenues.  We intend to pursue additional equity financings, markets permitting, and to seek additional research collaborations to fund our business activities.

Our success will depend upon

•                  our ability to raise sufficient capital to further the development of HspE7

•                  the safety and efficacy of our immunotherapeutic products in pre-clinical studies and clinical trials, and

•                  obtaining regulatory approvals necessary to market our products.

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

Business Strategy

Our goal is to develop and commercialize a variety of therapeutic vaccines for the treatment of virally-induced human diseases and cancers.  Key elements to our strategy include:

•                  Complete the development and obtain regulatory approval for HspE7 to treat RRP.  We intend to bring HspE7 to market as rapidly as possible by seeking U.S. regulatory approval to market it for RRP. The FDA has granted fast track and orphan drug status to HspE7 for RRP patients and has agreed to review a protocol for this trial under a SPA.  We plan to commence a phase III trial for this indication in mid-2005.

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

The Stressgen Solution

We are developing HspE7 as a broad-spectrum therapeutic vaccine for HPV-related conditions.  HspE7 is one of our proprietary CoVal™ fusion proteins. It is made using recombinant DNA technology to covalently fuse an Hsp to a HPV E7 viral protein to form one therapeutic protein.  The E7 viral protein is often poorly recognized by the immune system.  By combining Hsp with E7, an E7-specific immune response can be achieved.  HspE7 works by efficiently targeting the E7 antigen to dendritic cells, which have a natural affinity for Hsp. Dendritic cells are known to be the most potent cells in the body for triggering immune responses.

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

Coupling E7 to Hsp takes advantage of the Hsp receptors that dendritic cells express on their surface to introduce E7, as part of a larger fusion protein, into the dendritic cells.   The introduction of the fusion protein appears to allow the dendritic cells to process E7 and produce specific antigens to promote a killer T cell response against infected cells that express the E7 protein.  In preclinical studies conducted using a tumor animal model, administration of HspE7 has been shown to prevent the growth of and cause the destruction of tumors that express the HPV E7 protein. Only the fusion protein induces significant tumor regression and long-term survival in these studies.  According to our research, neither the E7 antigen nor the Hsp alone, nor a mixture of the two, is effective.

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

Our Clinical Development Programs

Our technology platform supports our building a portfolio of CoValTM fusion candidates. Our lead candidate is HspE7, which we are currently developing to treat RRP. External collaborators are also investigating HspE7 as a treatment for HPV-related conditions in HIV-positive patients, LEEP failures in CIN patients and genital warts.

In trials involving over 400 patients to date, HspE7 has been well tolerated.  The predominant adverse experience noted from HspE7 treatment at various doses and schedules has been injection site reaction, mild to moderate in severity, clearing in hours to days without treatment.  Mild to moderate flu-like symptoms also have been observed in some patients.

Recurrent Respiratory Papillomatosis

In February 2004 we reported results from an open-label, single arm, multicenter RRP phase II trial in 27 patients ages two to 18 years old requiring frequent surgical debulking.  The dosing regimen was 500 μg HspE7 subcutaneously three doses over 60 days.  Patients were followed for up to 60 weeks from the first dose to assess the frequency of required surgeries and the safety and tolerance of HspE7.  The trial met its targeted primary endpoint of lengthening the time between surgeries following treatment with HspE7.  The time between post-treatment surgeries, measured as the median post-treatment interval, increased by a mean of 95% compared to the pre-treatment period.  The mean of the first post-treatment interval after surgery increased to 106 days from an average of 55 days between surgeries before treatment with HspE7 (p<0.02).  The average annual surgery rate after treatment with HspE7 decreased from approximately 8.7 to 6.5 (p<0.003).  Of the 27 patients in the study, two patients required no surgery in the 48 week follow-period compared to a pre-treatment median of 63 days and 101 days respectively. The median interval of all surgeries reported following treatment suggests that the 27-child patient population experienced an aggregate of 87 fewer surgeries during the first year after treatment.  Overall, these results were internally consistent and statistically significant.

We held an end-of-phase II meeting with the FDA in June 2004 to discuss the design of our planned pivotal phase III clinical trial.  We plan to submit a clinical trial protocol for review by the FDA under a Special Protocol Assessment, an agreement that is typically binding on the FDA regarding the protocol design for a clinical trial to support a biologics license application (“BLA”).  We intend to begin accruing patients in our pivotal phase III trial by mid-2005.  Depending on the clinical and other results, we anticipate being able to submit a BLA for HspE7 to treat RRP in mid-2007. We plan to apply for priority review when we file the BLA.  The FDA has granted HspE7 orphan drug status and designated it as a fast track development program for the treatment of RRP.

Dysplasias in HIV+ Patients

The U.S. National Cancer Institute (“NCI”) is sponsoring a phase I/II trial with HspE7 to treat AIN in 15 HIV-positive patients.  The trial will evaluate clinical and immunological response of escalating doses of HspE7 and viral load at six months.  The NCI plans to sponsor a phase II CIN trial in HIV-positive patients.  We have conducted preclinical studies that demonstrate Hsp fusions induce killer T cell responses in animals that are deficient in CD4+ T helper cells, which are regulatory cells in the immune system that are best known for their ability to promote antibody production.  In HIV-positive patients the number and function of T helper cells is substantially impaired. Because HspE7 activity apparently does not require T helper cells, we believe it has the potential to treat patients immunocompromised by HIV infection.

Cervical Intraepithelial Neoplasia / LEEP Failures

The NCI and a research collaborator have sponsored or are sponsoring three separate phase II CIN trials using different dosing regimens.  These studies, which target the accrual of 249 patients in the aggregate, include:

•                  an initial single arm trial in 21 HIV-negative females with high-grade CIN to assess pathological and clinical response, HPV status and immunological markers, followed by a single arm trial in an expected 12 additional patients;

•                  a single arm, open-label trial in up to 66 HIV-negative females with high-grade CIN; and

•                  a randomized, double-blind placebo controlled trial in 150 HIV-negative females with low-grade CIN to assess pathological and clinical response, HPV status and immunological markers.

In November 2004 we announced the results of a trial of HspE7 in 21 high grade cervical dysplasia patients that was sponsored by the Norris Comprehensive Cancer Center of USC in Los Angeles, California.  Patients in the trial received HspE7, then were scheduled to undergo

LEEP two months following the last dose. In the trial, 40% of the patients were considered responders at the time of the scheduled surgery, based upon a downgrading of disease from high grade to low grade or no dysplasia. After vaccination 64% (nine of fourteen) of patients tested developed a specific immune response to viral antigens related to the cause of the disease. This result is an early response rate for HspE7, since LEEP was performed only two months following the last dose of the drug.

Genital Warts

We have completed a six month phase II, multicenter, randomized, double-blind, parallel-group, placebo-controlled study in 54 male and female patients with anogenital (external genital or perianal) warts.  The dosing regimen was 500 μg HspE7 administered subcutaneously three doses over 60 days. The primary objective of the study was to determine whether this regimen was more effective than placebo in reducing the total area of anogenital warts. A secondary objective of the study was to compare the safety of HspE7 to placebo in these patients.  Results from this trial showed that, at six months, genital warts decreased in size by a median of 53% compared to a median of 16% in patients treated with placebo.  At six months, 35% of patients treated with HspE7 had complete clearance of warts compared with 25% of patients treated with placebo.  The complete response rate for patients with genital warts varied depending on the gender of the patient and location of the warts.  The treatment met expectations, but the variance in size reduction was much greater than expected. As a result, we concluded that the study did not include sufficient patients for the trial results to be statistically significant.

During a study of AIN patients who received 500 μg of HspE7 administered subcutaneously three doses over 60 days, one of our investigators identified an improvement in genital warts.  In a retrospective review of the data, 23 patients were identified for continuing follow-up for up to 24 months.  Within the cohort, 11 of 23 patients reaching the 12 month evaluation point, 11 of 17 patients reaching the 18 month evaluation point and eight of ten patients reaching the 24 month evaluation point had complete clearance of internal and external warts.

In December 2004 we announced the completion of enrollment in a phase II clinical trial of HspE7 in 30 patients with internal genital warts, conducted by our collaborator, Stephen E. Goldstone, M.D of The Mount Sinai School of Medicine in New York City.  The primary endpoint of the single arm pilot study will be complete response, measured by complete clearance of baseline internal warts. We anticipate that twelve-month data from the trial will be available at the end of 2005.

Anal Intraepithelial Neoplasia

In February 2004 we reported the results of a randomized, double-blind, placebo-controlled, multicenter non-pivotal phase III trial in AIN in 133 patients, 110 of whom continued into a blinded cross-over study.  The original HspE7 dosing regimen was 500 μg HspE7 administered subcutaneously three doses over 60 days.  In the cross-over study, patients who received placebo were given HspE7.  Patients that had received HspE7 were given one booster from six to 12 months after the initial dose.  The phase III trial did not meet its primary endpoint of demonstrating that the patients’ dysplasia downgraded from high grade to low grade or no dysplasia at six months.  The results are difficult to interpret due in part to a high level of disagreement among the pathologists as to whether the samples should be classified as high-grade, low-grade or no dysplasia.  In addition, the placebo effect that we had anticipated based on a previous phase II trial and studies of the natural history of the disease doubled from the estimate used to power the study.  Certain secondary endpoints, such as downgrades assessed through the physician’s observations of manifestations of the disease, did achieve statistical significance at certain observational time points.

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

The NCI plans to sponsor a clinical trial with HspE7 in cervical cancer pending the availability of additional clinical supplies.

Follow-on CoValTM Fusion Products

We have been researching other fusion proteins which, like HspE7, are made using our proprietary technology based on covalently bonding Hsp to antigens expressed by viruses or cancers.  As in HspE7 the heat shock protein portion of the fusion may stimulate dendritic cells to process disease-specific antigens to enable the immune system to recognize and destroy cells presenting the antigen.  We need substantial additional resources, either through raising capital or collaborations, to further the development of our follow-on products.

Hepatitis B

We have compiled preclinical data to support an Investigative New Drug (“IND”) application for a fusion of an Hsp and a selected hepatitis B virus (“HBV”) antigen.  In mice our HBV fusions have been shown to elicit killer T cells that recognize the HBV antigen, suggesting such killer T cells would be capable of eliminating HBV-infected cells.  The killer T cells have also been shown to produce the cytokine interferon gamma, which is known to have anti-viral activity.  We expect that the results of these preclinical studies would support a filing for an IND for the Hsp-HBV antigen fusion protein in approximately 18 months after initiation of development activities.

Chronic hepatitis B is a disease of the liver caused by the hepatitis B virus.  Infection with HBV is characterized by jaundice, fatigue, abdominal pain and other symptoms, with many patients developing liver cirrhosis and cancer.  There are estimated to be 1,000,000 to 1,250,000 cases of chronic hepatitis B in the U.S., according to the Centers for Disease Control and Prevention.  In addition, there are between 140,000 and 320,000 new cases of hepatitis B in the U.S. each year, resulting in 4,000 to 5,000 deaths according to the American Social Health Association.  Worldwide, about 1,000,000 deaths are attributable to HBV infection and its complications annually, according to the World Health Organization. Due to the large infected population and small percentage of the public being vaccinated for the disease, the need for therapies for chronic hepatitis B virus infection remains, even though safe and effective preventative vaccines exist.

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

An estimated 45 million Americans are already infected with genital herpes, and there are an additional estimated 500,000 to 1,000,000 new cases each year.  Since HSV remains dormant in infected persons for their lifetime, genital herpes is a recurrent disease. Some episodes of reactivation are associated with skin blistering in the genital region, causing physical and psychological discomfort.  Most episodes of the infection are asymptomatic, which results in people unknowingly transmitting the virus.  Except in newborns, genital herpes is not life-threatening.  Nonetheless, it is distressing and can contribute to the spread of other sexually transmitted diseases.

Hepatitis C

We believe our technology also offers promise for producing a therapeutic vaccine for hepatitis C.  Hepatitis C causes symptoms similar to those of hepatitis B, but is caused by the hepatitis C virus. No currently available therapy can eradicate the virus or do more than delay the progression of the disease.  No vaccine is available. Chronic hepatitis C can cause cirrhosis, liver failure, and liver cancer. HCV is spread through contact with blood and other bodily fluids. Currently, there are six known hepatitis C genotypes, and more than 50 subtypes.  The relative prevalence of different genotypes differs by geographic region.  It is estimated that 3.9 million people in the U.S. (1.8% of the population) have been infected with HCV and that 2.7 million are chronically infected.  Worldwide there is an estimated 200 million cases.  In the U.S. 8,000 to 10,000 deaths each year are currently attributed to HCV.  Although about 80% of patients are currently asymptomatic, researchers predict that over the next 10 to 20 years chronic hepatitis C will become a major burden on the health care system as patients progress to end-stage liver disease.

Strategic Relationships

Roche Collaboration Agreement

In December 2003, we announced a restructuring of our June 2002 collaboration agreement with Roche providing for the development and commercialization of HspE7.  Under the restructured terms we granted Roche an option to license the first generation HspE7 product, a license to develop a second generation HspE7 product, and non-exclusive options to negotiate rights to CoValTM fusion product candidates for the treatment of cancers related to or stemming from HPV and hepatitis C.   Roche can pay fees to make these options exclusive until January 1, 2007.

In connection with the first generation of HspE7, the restructured agreement gives us the right to develop and commercialize the product for indications other than genital warts, including control of regulatory matters such as IND applications.  In the original agreement we were responsible for clinical expenses only for the development of RRP.  In the current agreement we are responsible for the manufacturing and other costs of all indications that we develop.  If Roche exercises its rights to the first generation product, it will fund all prospective development costs.  Roche can exercise its rights to the first generation of HspE7 by paying a fee, in which case it would also become responsible for event-driven milestones that could result in aggregate payments to us of up to US$138,000,000. Under that scenario, we would receive the revenue from all first generation HspE7 product sales in the U.S. and Canada for three years following approval of a BLA with the FDA and would receive sales-based payments (similar to royalties) of approximately 35% of net sales in the U.S. and Canada thereafter.  We would receive sales-based payments of 20% of net sales in countries other than the U.S. and Canada.

By paying additional fees, Roche can exclusively develop the second generation HspE7 product.  In such case Roche would be required to pay the costs of development, manufacturing and commercialization of the product and to make payments to us upon the achievement of defined milestones. We would also receive tiered, progressive sales-based payments that we believe are competitive with other agreements of this stage and type.  Commercial success payments of up to approximately US$85,000,000 become payable depending upon the aggregate net sales of either or both generations of the HspE7 products. The restructured collaboration agreement gives us the right to discuss, negotiate and execute an alternative agreement with a third-party for the development and commercialization of HspE7 through a license, partnership, joint venture or similar transaction.  After March 31, 2005 and through the end of the option period Roche can terminate this right by paying us a fee, which would be either US$10,000,000 or US$15,000,000 depending on the stage of development of the product.  We cannot determine if or when this option will be exercised.

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

We have a number of other collaborative or sponsored research agreements that could provide us with important sources of research data and lead to technology development opportunities.  We have entered into an agreement with the U.S. National Institute of Allergy and Infectious Diseases to test our hepatitis B product candidate in preclinical models.  We have sponsored academic institutions to evaluate our hepatitis B product candidate in animal models and to perform research with our CoValTM fusion protein candidates made with herpes simplex antigens.

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

Our bioreagents business requires intellectual property licenses to sell many of our products.  However, because our bioreagents sales are spread over more than 400 products, we do not believe that any individual patent or license is material to the business.  We have a plan to sell our bioreagents business in 2005.  See disclosure in Note 12 to our financial statements.

Manufacturing

We are currently working with a contract manufacturer, Avecia Limited (“Avecia”), to develop a quality controlled and quality assured process for producing HspE7.  Avecia has experience using standard operating procedures, analytical methods and specifications that allow biologics such as HspE7 to be manufactured in commercial quantities in accordance with current good manufacturing practices (“GMP”) and other regulations.  Under the agreement Avecia will perform process development, scale-up and manufacturing of bulk active ingredient for the production of commercial-grade clinical supplies needed for our clinical trials with HspE7. We anticipate that clinical-grade supplies will be available in mid-2005.  We expect the scope of services covered by the existing agreement to extend through the BLA process.  If we terminate our current services agreement with Avecia, we may be required to pay a cancellation fee, which could have been up to $441,000, depending on Avecia’s ability to reschedule usage of their facility.  We may also have Avecia manufacture commercial drug substance under a separate agreement.  A separate contractor will perform the fill and finish operations to produce the vialed product.  We expect that our dependence on contractors such as Avecia for the process development and manufacture of heat shock protein fusions will continue for the foreseeable future.

Government Regulation and Product Approval Process

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

We are subject to competition from products that use different approaches or means of accomplishing a similar therapeutic effect as our CoValTM fusion products.  Many pharmaceutical and biotechnology companies also focus their research and product development programs on the treatment of the same therapeutic indications as ours, including HPV-related diseases, HBV and cancer.  For example, Merck & Co., Inc. and GlaxoSmithKline are currently conducting large phase III trials for preventative vaccines against specific types of HPV.

Potential competitors that are developing products to treat HPV indications use approaches including therapeutic vaccines, immunotherapies, immunomodulators, topical therapies and small molecule drugs. As examples, Transgene S.A. and Zycos Inc., recently acquired by MGI Pharma, Inc., are conducting clinical trials with different formulations of HPV antigens as therapeutic vaccines; Medigene AG is developing a topical treatment.

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

Competition in our industry may increase over time due to rapid and substantial changes in technology and other critical inputs required for product development and commercialization.  Many of our competitors have greater human and financial resources dedicated to product development and human clinical testing than we do.  Our competitors may have more substantial marketing and financial resources.  Acquisitions of or investments in competing pharmaceutical and biotechnology companies by other firms could increase their financial, marketing and other resources.  Technological developments could render our proposed products or technologies non-competitive.

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

Human Resources

As of March 8, 2005 we employed 103 personnel, of which over 50 were engaged in, directly or indirectly, research and development efforts.  Twenty-five of those employees are employed by the bioreagents business that we are planning to sell and that we decided to report as a discontinued operation at December 31, 2004.  Of the scientific persons employed, two hold an M.D., twelve hold Ph.D.s, and the balance hold either M.Sc. or B.Sc. degrees or other diplomas.  Our employees are not covered by any collective bargaining agreement.  All employees are required to execute confidentiality and assignment of invention agreements as a condition of their employment.

Availability of Information

Our annual report on Form 10-K and quarterly reports on Form 10-Q are available on our website, www.stressgen.com, free of charge, as soon as reasonably practicable after such material is filed with the U.S. and Canadian securities regulatory authorities.  Our website also provides links for users to find our filings on the websites maintained by the U.S. and Canadian securities regulatory authorities, www.sec.gov and www.sedar.com.  We consider those sites to be the appropriate sources for reports that are filed with the securities regulatory authorities of only the U.S. or only Canada, rather than with both countries.  We include information regarding directors’ and officers’ remuneration, principal holders of our securities and securities authorized for issuance under our equity compensation plans in our annual information circulars for our general meetings of shareholders involving the election of directors.  Our annual financial information is provided in our financial statements and Management’s Discussion and Analysis, incorporated in this document.  Paper copies of our most recent filings are available from our Investor Relations department free of charge upon request.

Our transfer agent is Computershare Trust Company of Canada, Toronto, Ontario.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Before investing in our common stock you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

We require additional financing to execute our business plan

We expect to need US$50,000,000 to operate the company, commercialize HspE7 and retain a prudent amount of cash on hand.  This estimate assumes that:

•                  we will not enter into a collaboration agreement that will cover the costs of the services still required for the HspE7 program;

•                  our previously issued warrants are exercised; and

•                  we obtain the proceeds expected from a sale of our bioreagents business.

If we receive less capital than we require, the amount of proceeds allocated to the development and commercialization of HspE7 will be reduced.  This will likely result in delays in our manufacturing, clinical and regulatory timelines and may require us to change our long-term business strategy. Even if we raise US$50,000,000 we may need additional funds to:

•                  pursue further research and development;

•                  conduct clinical trials;

•                  obtain regulatory approvals;

•                  file, prosecute, defend and enforce our intellectual property rights;  and

•                  market our products.

We may seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  If we fund our programs through equity financings and if the price of the shares ultimately sold in that offering is less than the net tangible book value of your common shares, you will suffer dilution.  Depending upon the amount of capital we raise through the sale of equity, the dilution may be substantial.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

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

We have a history of operating losses and may never become profitable

We have not recorded any revenues from the sale of therapeutic products and have accumulated substantial net losses.  We expect we will continue to incur losses for at least the next several years while our primary activities are research, development and clinical trials.  If we sell our bioreagents business, we would exchange a source of on-going revenue for immediate cash.  Once the proceeds from the sale have been exhausted, we could incur larger operating losses in future fiscal periods than we incurred during comparable periods in 2003 or 2004.  To become profitable we, either alone or with one or more partners, must develop, manufacture and successfully market therapeutic product candidates.

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

On October 22, 2002 Antigenics Inc. announced that it had filed an opposition in the European Patent Office (“EPO”) to a European patent and requests for re-examination in the U.S. Patent and Trademark Office of two U.S. patents we licensed in connection with our platform technology.  In October 2003 Antigenics filed an opposition in the European Patent Office to an additional, product specific, European patent.  The EPO may hold an oral hearing as early as this fall if the parties do not request a change in the date.  We do not know when we will obtain results from these proceedings.  Until we receive final results from the opposition and re-examination processes, we will not be able to assure investors of the success of our planned vigorous defense of the patents.

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

We could need additional clinical trials or take more time to complete our clinical trials than we have planned

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

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate.  Similarly, phase IV clinical trials could be a condition to regulatory approval.  Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market.

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

Our success depends on attracting and retaining qualified personnel

We depend on a core management and scientific team.  The loss of one or more of these individuals could cause delays or prevent us from achieving our business objective of commercializing our product candidates.  Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

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

•                  sales of shares by existing shareholders; and

•                  changes in analyst recommendations.

Item 2.  PROPERTIES

We do not own any real property.  Our principal research facilities are in Victoria, British Columbia, as are the operations of Stressgen Bioreagents Limited Partnership, a British Columbia limited partnership.  The two Victoria businesses share approximately 25,000 square feet of office, research and manufacturing space under a lease that expires at the end of 2005.

The office address of Stressgen Biotechnologies Corporation is 350-4243 Glanford Avenue, Victoria, British Columbia V8Z 4B9.  It is a corporation continued under the laws of the Yukon Territory, with a registered office address of Lackowicz & Shier, Suite 300, 204 Black Street, Whitehorse, YT Y1A 2M9 Canada.

Stressgen Biotechnologies Corporation holds all the common stock of three subsidiaries:

•                  Stressgen Biotechnologies, Inc., a Delaware corporation

•                  Stressgen Development Corporation, a Barbados corporation and

•                  Stressgen Holdings Corporation, a corporation continued under the laws of the Yukon Territory (the general partner of Stressgen Bioreagents Limited Partnership).

Executive, clinical research, regulatory affairs and financial functions are provided by Stressgen Biotechnologies, Inc., which leases space in San Diego, California and Collegeville, Pennsylvania.

Item 3.  LEGAL PROCEEDINGS

As of the date hereof, we are not a party to any material legal proceedings.  From time to time we are involved in disputes arising out of our normal course of business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

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

	Price Per Share
Calendar Period	High	Low
	$	$
2003
First Quarter	2.12	1.31
Second Quarter	2.78	1.40
Third Quarter	2.43	1.44
Fourth Quarter	2.23	1.56

			Volume
2004
January	1.84	1.56	6,490,759
February	2.06	1.22	10,192,148
March	1.30	1.00	6,511,349
April	1.17	0.96	4,333,870
May	1.07	0.75	2,610,429
June	1.08	0.76	2,620,304
July	0.94	0.76	1,709,158
August	0.82	0.63	1,171,672
September	0.82	0.65	3,594,035
October	0.75	0.51	2,671,592
November	0.55	0.37	3,117,827
December	0.47	0.36	3,582,417

On March 8, 2005, the closing price of our common shares as reported by The Toronto Stock Exchange was $0.36 per share.  We had 142 registered holders, 20 of whom were residents of the

U.S.  Of the approximately 72,506,000 common shares outstanding, the portion held by registered holders in the U.S. was approximately 6,554,000 or 9%.

There were approximately 16,000 holders of our common shares as of the most recent annual general meeting of shareholders on May 12, 2004.

Dividend Policy

We have not declared or paid any dividends on our common shares since inception.  We have no plans to pay dividends in the foreseeable future.

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

The ICA was amended with the Act to Implement the Agreement Establishing the World Trade Organization (Canada) to provide for special review thresholds for World Trade Organization member country investors. Under the ICA, as amended, an investment in our common shares by an investor from a country which is a member of the WTO would be reviewable only if it were an investment to acquire control of the company and the value of the assets of the company was equal to or greater than a specified amount, which increases in stages. As at December 31, 2004, the review threshold was Cdn. $237,000,000. This amount is subject to an annual adjustment on the basis of a prescribed formula in the ICA to reflect inflation and real growth within Canada.

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

United States Federal Income Tax Considerations

The following summary is a general description of the material United States federal income tax consequences of the purchase, ownership and disposition of common shares by U.S. Holders (as defined below). This summary does not address all potentially relevant U.S. federal income tax matters. This description is intended for general information purposes only and does not constitute an opinion regarding tax consequences.  It is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), Treasury regulations promulgated thereunder, and judicial and administrative interpretations thereof, all as in effect on the date hereof and all of which are subject to change, prospectively or retroactively.

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

As used herein, the term “U.S. Holder” means (i) an individual who is a citizen or resident of the U.S., (ii) a partnership, corporation or other entity organized in or under (or treated for federal income tax purposes as organized in or under) the laws of the U.S. or any state thereof, (iii) an estate subject to U.S. federal income taxation without regard to the source of its income, and (iv) a trust if (a) a U.S. court is able to exercise primary supervision over the trust’s administration and (b) one or more U.S. fiduciaries have the authority to control all of the trust’s substantial decisions. The term “Non-U.S. Holder” shall mean the beneficial owner of common shares other than a U.S. Holder.

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

Subject to the limitations set forth in the Code, as modified by the U.S.-Canada income tax treaty, U.S. Holders may elect to claim a credit against their U.S. federal income tax liability for Canadian income tax withheld from dividends received in respect of common shares. For purposes of calculating the credit for the Canadian taxes paid against the U.S. taxes imposed, the dividend should be foreign source income.  The rules relating to the determination of the foreign tax credit are complex. U.S. Holders should consult their personal tax advisors to determine whether and to what extent they would be entitled to such credit. U.S. Holders that do not elect to claim foreign tax credits may instead claim a deduction for Canadian income tax withheld.

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

In general, a U.S. Holder of common shares in a PFIC is required to prorate all gains realized on the disposition of such U.S. Holder’s common shares and all “excess distributions” (as such term is defined by Section 1291) over the entire holding period for the common shares (excluding any period prior to the first year during which we were a PFIC). All gains or excess distributions allocated to such prior years are taxed at the highest tax rate for each such prior year applicable to ordinary income. The U.S. Holder also would be liable for interest on the foregoing tax liability for each such prior year calculated as if such tax liability had come due in each such prior year.  However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund (“QEF”) with respect to such holder’s interest therein, the above-described rules generally will not apply.  Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC’s ordinary earnings and net capital gain regardless of whether such income or gain was actually distributed.  A U.S. Holder of a QEF can, however, elect to defer the payment of U.S. federal income tax on such income inclusions, but would then be obligated to pay interest to the government on the deferred payment.  In addition, subject to certain limitations, U.S. Holders owning marketable stock in a PFIC are permitted to elect to mark that stock to market annually.  Amounts included in or deducted from income under the mark to market alternative (and actual gains and losses realized upon disposition, subject to certain limitations) will be treated as ordinary gains or losses.

We believe that Stressgen was not a PFIC for the year 2004 or prior years.  However, because PFIC status depends on the character of our income and assets in each year, there can be no assurance with respect to whether we will qualify as a PFIC in future years.  Further, there can be no assurance that our determination concerning our PFIC status will not be challenged by the IRS.  If we determine that Stressgen is a PFIC we will determine at that time whether we will provide sufficient information for a U.S. Holder to make the QEF election.  Therefore, each prospective investor is urged to consult with a tax advisor with respect to how the PFIC rules would affect its tax situation.

Controlled Foreign Corporation Status

If more than 50% of the voting power of all classes of stock or the total value of our stock is owned, directly or indirectly, by citizens or residents of the U.S., U.S. domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of whom own 10% or more of the total combined voting power of all classes of stock of the Company (“10% U.S. Shareholders”), Stressgen could be treated as a CFC under Subpart F of the Code. If in 1998 or thereafter Stressgen qualifies as a CFC, 10% U.S. Shareholders are generally not required to apply the PFIC rules, provided that, in some cases, complex tax elections are made. The classification of Stressgen as a CFC would effect many complex results including the required inclusion by 10% U.S. Shareholders in income of their pro rata shares of our Subpart F income. In addition, gain from the sale or exchange of stock by a holder of our shares who is or was a 10% U.S. Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary dividend income to the extent of our earnings and profits attributable to the stock sold or exchanged. Because of the complexity of Subpart F, and because it is not clear that Subpart F would apply to the holders of our shares, a 10% U.S. Holder is urged to consult with their tax advisors to determine the applicable rules.

Due to the complexity of the tax rules, U.S. persons who are shareholders of Stressgen are strongly urged to consult their own tax advisors concerning the impact of these rules on their investment in our shares.

Items 6, 7 and 7A.  SELECTED FINANCIAL DATA; MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Annual Financial Data

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”). These principles differ in certain respects from generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The differences as they affect our financial statements are described in Note 11 to our audited consolidated financial statements filed as part of Item 8 hereof.  Because we report on a consolidated basis, our results include those of our subsidiaries, including a U.S. subsidiary, which provides management, regulatory and research and development services, and a Barbados subsidiary, which is responsible for the development of HspE7.

Consolidated Statement of Operations Data

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Canadian dollars) (In thousands, except per share amounts)
Net revenues, Canadian and U.S. GAAP from continuing operations	$700	$8,094	$8,370	$—	$—
Research and development expenses from continued operations, Canadian and U.S. GAAP	25,913	19,533	32,735	35,214	23,666
Net (loss) income, Canadian GAAP (1)
From continuing operations	(31,845)	(17,663)	(30,826)	(38,224)	(26,781)
From discontinued operations (3)	1,580	1,418	2,024	2,285	1,374
Basic and diluted (loss) income per common share, Canadian GAAP (1) (4)
From continuing operations	(0.44)	(0.29)	(0.52)	(0.75)	(0.66)
From discontinued operations (3)	0.02	0.03	0.03	0.05	0.03
Net loss, U.S. GAAP (1)	(28,021)	(15,298)	(29,016)	(36,341)	(35,766)
Basic and diluted loss per common share, U.S. GAAP (1) (4)	(0.39)	(0.25)	(0.49)	(0.71)	(0.88)

Consolidated Balance Sheet Data

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands of Canadian dollars)
Cash and short-term investments, Canadian GAAP
Of continuing operations	$21,578	$51,843	$46,013	$62,682	$70,567
Of discontinued operations (3)	1,066	247	—	—	—
Cash and short-term investments, U.S. GAAP
Of continuing operations	21,578	51,843	46,013	62,682	70,710
Of discontinued operations (3)	1,066	247	—	—	—
Total assets (2)
Canadian GAAP	30,174	56,430	54,815	67,789	74,325
U.S. GAAP	30,174	56,430	54,815	67,789	74,468
Long-term obligations, Canadian and U.S. GAAP
Of continuing operations	$1,427	$2,672	$3,606	$578	$1,036
Of discontinued operations (3)	—	—	—	—	—

The information set forth above is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and related notes thereto and with our fiscal 2004 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1)                                  To conform to U.S. GAAP, our net loss would, decrease by $2,244,000 in 2004 and $947,000 in 2003 and increase by $214,000 in 2002, $402,000 in 2001 and $10,359,000 in 2000.  The principal differences under U.S. GAAP as opposed to Canadian GAAP in 2004 were the reversal of an unrealized foreign exchange loss on investments of $800,000, a reversal of a loss on market value of investments of $241,000 and the reversal of stock compensation expense totaling $1,284,000 related to fair value stock option accounting adopted beginning January 1, 2004, offset by stock compensation expense of $81,000 that would be recorded under APB Opinion No. 25.  In 2003, the principal difference in our net loss under U.S. GAAP rather than Canadian GAAP was due to the reversal of $541,000 in unrealized foreign exchange loss on investments and the reversal of a $406,000 loss on market value of investments.  In 2002, the principal difference in our net loss under U.S. GAAP rather than Canadian GAAP was due to the reversal of $69,000 in unrealized foreign exchange gain on investments and the reversal of a $145,000 gain on market value of investments.  In 2001, the principal difference in our net loss under U.S. GAAP rather than Canadian GAAP was due to the reversal of an unrealized foreign exchange gain on investments of $541,000 offset by net $139,000 of other items.  In 2000, the principal difference in our net loss was due to the release of escrow shares of $9,093,000, stock-based compensation expenses including non-compensatory costs to non-employees of $1,674,000, and changes related to unrealized losses on available for sale securities totaling $372,000.  See Note 11 to our financial statement for further disclosure.

(2)                                  At December 31, 2004, 2003, 2002 and 2001, there were no differences in total assets under U.S. GAAP relative to Canadian GAAP.  At December 31, 2000, the difference in total assets under U.S. GAAP relative to Canadian GAAP was $143,000, due to an increase in market value on available-for-sale securities.

(3)                                  See Management’s Discussion and Analysis and Note 12 to our financial statements for further disclosure on our discontinued operations.

(4)                                  No cash dividends were declared.

Summary of Quarterly Results

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

(In thousands except per share amounts)

	Quarter ended (b)
2004	March 31	June 30	September 30	December 31
Net revenues, Canadian and U.S. GAAP
From continuing operations	173	190	174	163

Research and development expenses, Canadian and U.S. GAAP from continuing operations	5,273	5,636	6,422	8,582

Net (loss) income, Canadian GAAP
From continuing operations	(6,818)	(7,029)	(8,367)	(9,631)
From discontinued operations	534	663	410	(27)
Net loss, Canadian GAAP	(6,284)	(6,366)	(7,957)	(9,658)

Basic and diluted (loss) income per common share, Canadian GAAP
From continuing operations (a)	(0.09)	(0.10)	(0.12)	(0.13)
From discontinued operations (a)	(0.00)	0.01	0.01	(0.00)
Total basic and diluted loss per common share	(0.09)	(0.09)	(0.11)	0.13

Net loss, U.S. GAAP (c)	(5,657)	(6,014)	(6,519)	(9,831)

Basic and diluted loss per common share, U.S. GAAP (a) (c)	(0.08)	(0.08)	(0.09)	(0.14)

	Quarter ended (b)
2003	March 31	June 30	September 30	December 31
Net revenues, Canadian and U.S. GAAP
From continuing operations	5,221	1,508	855	510

Research and development expenses, Canadian and U.S. GAAP from continuing operations	6,231	4,408	5,636	3,258

Net (loss) income, Canadian GAAP
From continuing operations	(2,881)	(4,677)	(6,034)	(4,071)
From discontinued operations	424	274	411	309
Net loss, Canadian GAAP	(2,457)	(4,403)	(5,623)	(3,762)

Basic and diluted (loss) income per common share, Canadian GAAP
From continuing operations (a)	(0.05)	(0.08)	(0.10)	(0.06)
From discontinued operations (a)	0.01	0.01	0.01	0.00
Total basic and diluted loss per common share	(0.04)	(0.07)	(0.09)	(0.06)

Net loss, U.S. GAAP (c)	(2,248)	(4,222)	(5,463)	(3,365)

Basic and diluted loss per common share, U.S. GAAP (a) (C)	(0.04)	(0.07)	(0.09)	(0.05)

(a)          Income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(b)         Amounts for the first, second and third quarters of 2004 and all quarters in 2003 have been reclassified to conform to the presentation of the bioreagent business as discontinued operations.

(c)          To conform to U.S. GAAP certain adjustments must be made.  The nature of the principal difference is disclosed in the notes to our 2004 and 2003 audited financial statements.  See Note 11 to the financial statements for further disclosure.

Our financial results over the past eight quarters were affected principally by our Roche collaboration and our R&D spending.  See the discussion under the captions “Results of Operations—Collaborative R&D Revenue” and “Results of Operations—Research and Development” for additional information.

Fourth Quarter 2004 Results

Our net losses from continuing operations for the three months ended December 31, 2004 and 2003 were $9,631,000 and $4,071,000, respectively.  The increase in our fourth quarter 2004 net loss over the same period in the previous year is related to an increase in our 2004 R&D spending in support of our efforts to develop HspE7.

Net revenues earned in the three months ended December 31, 2004 declined to $163,000 compared to $510,000 for the same period in 2003.  The 2004 decline in net revenue is related to collaborative R&D revenue from Roche in 2003 that we did not receive in 2004.

Spending on R&D activities increased to $8,582,000 for the three months ended December 31, 2004 compared to $3,258,000 for the same period in 2003.  The increase in R&D expense in 2004 is attributed to spending at Avecia to support the development activities of HspE7.

Currency Exchange Rates

Our accounts are maintained in Canadian dollars.  In this report, all dollar amounts are stated in Canadian dollars except where otherwise indicated.

The table below shows relevant exchange rates which approximate the noon buying rates in Canada as reported by the Bank of Canada for our five most recent fiscal years.  The average rate means the average of the exchange rates on the last day of each month during a year.

Year Ended December 31,	2004	2003	2002	2001	2000
High	$1.4003	$1.5747	$1.6128	$1.6023	$1.5600
Low	1.1746	1.2924	1.5108	1.4933	1.4350
Average	1.3015	1.4015	1.5702	1.5518	1.4855
Period End	1.2036	1.2924	1.5800	1.5925	1.4995

As of March 8, 2005, the noon buying rate in Canada as reported by the Bank of Canada was US$0.82 = Cdn.$1.00 (equivalent to US$1.00 = Cdn.$1.2169).

Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is dated as of March 8, 2005.  It contains forward-looking statements that involve risk and uncertainties.  The predictions described in these statements may not materialize if management’s current expectations regarding our future performance prove incorrect. Our results could also be affected by factors including, but not limited to, our reliance on collaborative partners and other risks described in our annual report under the heading “Factors That May Affect Future Performance.”  Our forward-looking statements are based on currently available information; we disclaim any obligation to update them.

The following information should be read in conjunction with our 2004 consolidated financial statements and related notes therein, which are prepared in accordance with Canadian GAAP.  These principles differ in certain respects from U.S. GAAP.  The differences, as they affect our consolidated financial statements, are described in Note 11 to our consolidated financial statements.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

From our inception in 1990 to 1993, our core business involved the sale of bioreagent products.  Although we retained and expanded our bioreagent business worldwide, our primary focus since 1993 has been the research and development of innovative stress protein-based fusion products that will stimulate the body’s immune system to combat viral infections and related cancers. Our lead therapeutic vaccine candidate is HspE7.  HspE7 is a broad-spectrum therapeutic vaccine candidate in development for diseases caused by the human papilloma virus.  HspE7 is derived from our proprietary platform technology that enables us to covalently fuse stress proteins to antigens that invoke immune system responses.  By covalently fusing Hsp and disease-associated antigens, we believe that we can create a proprietary portfolio of CoVal™ fusion products designed to stimulate the immune system to identify, target and eliminate virus-infected and cancerous cells.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At December 31, 2004 our accumulated deficit was $212,349,000.  Historically, we have depended principally on equity financings, cash flows from our bioreagent business and funding from research collaborations to fund our business activities.  In 2005, we plan to sell our bioreagent business for cash to focus our management resources on our clinical programs and to ensure our resources are adequate to fund our drug development business activities.  We intend to pursue additional equity financings, markets permitting, and to seek additional research collaborations to fund our business activities.

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

Restructured Roche Agreement

In December 2003, we announced a restructuring of our June 2002 collaboration agreement with Roche providing for the development and commercialization of HspE7.  Under the restructured terms we granted Roche an option to license the first generation HspE7 product, a license to develop a second generation HspE7 product, and non-exclusive options to negotiate rights to CoValTM fusion product candidates for the treatment of cancers and hepatitis C.   Roche can pay fees to make these options exclusive until January 1, 2007.

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

By paying additional fees, Roche can exclusively develop the second generation HspE7 product.  In such case Roche would be required to pay the costs of development, manufacturing and commercialization of the product and to make payments to us upon the achievement of defined milestones. We would also receive tiered, progressive sales-based payments that we believe are competitive with other agreements of this stage and type.  Commercial success payments of up to approximately US$85,000,000 become payable depending upon the aggregate net sales of either or both generations of the HspE7 products. The restructured collaboration agreement gives us the right to discuss, negotiate and execute an alternative agreement with a third-party for the development and commercialization of HspE7 through a license, partnership, joint venture or similar transaction.  After March 31, 2005 and through the end of the option period, Roche can terminate this right by paying us a fee, which would be either US$10,000,000 or US$15,000,000 depending on the stage of development of the product.  We cannot determine if or when this option will be exercised.

Liquidity and Capital Resources; Proposed Transactions

Since inception we have relied principally on equity financings, coupled with cash flows generated from our bioreagents business, to fund our research and development programs, operations and capital expenditures.  Through December 31, 2004 we have raised net equity proceeds of $198,238,000, including approximately $18,619,000 of net proceeds from an equity financing in December 2003.

In February 2004, we filed an amended preliminary prospectus in Canada for the sale of common shares of the Company. Management and the board of directors are reviewing alternative sources of revenue and strategic transactions in connection with our financial needs.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have a history of recurring losses from operations and have an accumulated deficit of $212,349,000 as of December 31, 2004.  The nature of our business requires significant spending on R&D activities.  Due to our history of losses, high cash burn on R&D activities and the planned loss of bioreagent revenue as a result of the planned sale of that business, we are closely monitoring our cash resources.  We have developed various operational plans which depend upon the outcome of the financing options available.  Assuming we raise approximately $15,000,000 and sell the bioreagent business we will have sufficient resources to fund operations into 2006 at our current spending levels.  If we do not raise at least that amount of cash we may need to modify or cancel our agreements with external contractors, and make changes to our staffing level which would impact the development timelines of HspE7.  Regardless of the funding we receive, we will execute the operational plan necessary to fund operations into 2006.

We employ a financial performance measurement system designed to ensure our revenues and expenses are consistent with management’s operational objectives and budgetary constraints.  Our cash utilization in 2005 will be dependent upon several factors, including the timing and progress of clinical development of HspE7, the cost of manufacturing clinical supplies and the sale of our bioreagent business.

At December 31, 2004 and 2003, we had $21,578,000 and $51,843,000, respectively, of cash, cash equivalents and short-term investments. The $30,265,000 decrease is due principally to spending related to the development of HspE7.  At December 31, 2004 and 2003, approximately 48% and 24% of cash, cash equivalents and short-term investments were held in U.S. dollars.   During 2004, we purchased British pounds to fund payments under our Avecia contract.  At December 31, 2004 approximately 36% of our cash, cash equivalents and short-term investments were held in British pounds.  Periodically we may purchase additional British pounds based on future anticipated financial obligations in that currency.

During 2004, 2003 and 2002, we reported $28,722,000, $18,661,000 and $28,750,000, respectively net cash used in operating activities from continuing operations.  The increase in 2004 over 2003 is due to an increase in net losses recorded which was offset by stock compensation expense recorded in 2004 that was not recorded in 2003.

During 2004, purchases of plant and equipment by continuing operations totaled $203,000 compared with $131,000 and $380,000 during 2003 and 2002 respectively.  Spending during 2004 consisted of tenant improvements on our facilities, laboratory equipment, and computer related hardware.  Our capital spending during the past three years has been consistent other than in 2001 when we made a significant upgrade to our research facility.  We expect our 2005 capital spending to include purchases required to preserve our current level of manufacturing, research and administrative capabilities.

At December 31, 2003 we had obligations of $1,125,000 in the form of fixed rate capital leases and term loans.  At December 31, 2004 we had an outstanding term loan obligation of $514,000.  In September 2003 we entered into a 36-month term loan with Oxford Finance Corporation (Oxford).  At December 31, 2004 and 2003, respectively, the outstanding principal balances were $514,000 and $906,000 on the Oxford loan.  Under the terms of the Oxford loan, we must issue a letter of credit for the outstanding loan balance if our combined cash, cash equivalents, and short-term investments fall below $6,000,000.

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

Contractual Obligations

Our contractual obligations consist primarily of agreements related to the development and manufacture of HspE7, operating leases for facilities, a term loan to increase working capital cash flows and contractual employment obligations.  We have several contractors working on different aspects of the work regulatory authorities require for a biologic product, including stability testing, analytical testing, release testing and the manufacturing and fill/finish activities noted below.

In January 2004 we entered into a biological services agreement with Avecia for the process development, scale-up and manufacture of HspE7.  In addition, we may have Avecia manufacture commercial drug substance.  Under the terms of the agreement, we are required to make prepayments for future services and use of the facility.  We were invoiced for two prepayments totaling $3,204,000 in 2004 for services to be rendered and space utilized in 2005.  We made one of these prepayments in 2004.  The other prepayment was not made until 2005 and therefore is included in deferred development expenses, current portion and accrued liabilities.

The Avecia agreement is cancelable subject to specified termination conditions. The cancellation fee is based on a sliding percentage of certain future program milestones.  Accordingly, the cancellation fee is modified each month during the course of the agreement, based on the timing of activities performed by Avecia and prepayments for those activities.  The cancellation fee as of December 31, 2004 could have been up to $441,000, depending on Avecia’s ability to reschedule usage of their facility.

In October 2004 we entered into an agreement with Cardinal Health (“Cardinal”) in the ordinary course of our business.  Cardinal will perform fill/finish activities to prepare HspE7 for distribution to clinical trial patients.  At December 31, 2004, we were contractually obligated to make a prepayment of $293,000 for future services to be rendered in 2005.  However, this prepayment was not made until early 2005 and therefore is included in deferred development expenses, current portion and accrued liabilities.  The agreement with Cardinal includes cancellation provisions that could require us to pay for work that was not performed or equipment that was not used if we terminate the contract while activities are at pre-defined stages.   The cancellation fee of $127,000 would have been offset against the prepayment made in 2005.

To retain a flexible development program, we typically negotiate termination provisions so that our financial obligations are limited to paying for work performed up to the termination date and in some cases, pre-established cancellation fees.  Except as disclosed above we currently do not have other significant research and development contracts subject to cancellation fees.  We have not entered into any minimum supply agreements with any service vendors or contract manufacturers.

We have employment agreements with certain members of management which include specific severance packages.  We would be contractually obligated to pay $2,871,000 over the next twelve months and an additional $314,000 would be payable during the following year, depending upon individual employment agreements.

The following table summarizes our contractual obligations as of December 31, 2004.  The table does not include items such as contracts with independent contractors when the commitment to pay does not exist until completion of work.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations (b)	$1,005,000	$966,000	$38,000	$1,000	—
Term loan (a)	559,000	409,000	150,000	—	—
Contractual obligations (b)	—	—	—	—	—

(a) Payments disclosed above include interest.  Interest rates on the Oxford term loan range from 11.47% to 11.48%.

(b) Our contracts tend to be cancelable and require payments related to specific work.  As a result they are not discussed in this table. A discussion of such contractual obligations is included above and in Note 5 to our financial statements.

Off-Balance Sheet Arrangements

We did not enter into any off balance sheet arrangements during the year ended December 31, 2004.

Related Party Transactions

Until the annual meeting in 2002 an independent contractor who is a researcher in the area of heat shock proteins also served as a director.  In 2002, this individual received consulting fees of $50,000.

We have used various affiliates of MDS, Inc., including MDS Pharma Services, to provide research services.  Through May 2004 and the years ended 2003 and 2002 we paid the various MDS entities an aggregate of $286,000, $235,000 and $139,000, respectively.  One of the Company’s board members was an officer of MDS, Inc. through May 2004.

Discontinued Operations

Our bioreagent business produces and sells bioreagents to researchers and research organizations worldwide.  The products sold by the bioreagent business include antibodies, proteins, DNA products, ELISA kits and extracts for use in studying cellular stress response pathways, including oxidative stress, apoptosis, neurobiology and more.

At December 31, 2004, we decided to report the bioreagent business as a discontinued operation pursuant to the requirements of CICA 3475, Disposal of Long-lived Assets and Discontinued Operations (CICA 3475), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  We are reporting the business as a discontinued operation because we have evaluated our intentions for the future of the bioreagent business, formulated a plan for sale and have taken steps to execute that plan.

We plan to sell the bioreagent business in 2005 so we can focus on our corporate strategy, manage resources and provide working capital to fund further development and commercialization of HspE7.  We cannot determine the amount of any gain or loss, if any, that would be realized on the sale of the bioreagent business.  If we complete a sale of the business we will report the gain or loss in our quarterly filings as required by the CICA 3475 and SFAS 144.  We will continue to evaluate our plan for the bioreagent business and disclose it appropriately per the Canadian and U.S. standards.

During 2004 the bioreagent business contributed net income of $1,580,000 as compared to $1,418,000 in 2003 and $2,024,000 in 2002 ($0.02, $0.03, and $0.03 per share, respectively).  The increase in net income from discontinued operations in 2004 compared to 2003 is due principally to revenue growth resulting from new product introductions, a sales price increase and enhanced marketing initiatives.  The reduction in net income from discontinued operations in 2003 compared to 2002 is due principally to variations in product sales revenue driven by an industry-wide decline in the demand for research reagents and exchange rate fluctuations affecting U.S. dollar denominated sales, which constitute approximately 95% of our sales transactions.

The income reported above does not include internal overhead and administrative overhead expense allocations that were assigned to this segment and which will continue to be incurred by the continuing entity.  After we sell the bioreagent business we will not have this contribution of net income thereafter.  We could enter into a contract with the buyer to provide temporary administrative support for a transition period.

Results of Continuing Operations

During 2004, we realized a net loss from continuing operations of $31,845,000 or $ 0.44 per common share.  These results compare with a net loss from continuing operations of $17,663,000 in 2003 and $30,826,000 in 2002 ($0.29 and $0.52 per share, respectively).  The $14,182,000 increase in our net loss during 2004 is due principally to incremental spending on research and development (R&D) activities related to manufacturing development previously funded by Roche and a time based development payment earned in March 2003.  Separately, our third party spending to further the development of HspE7 increased in 2004 compared to 2003. The $13,163,000 improvement in our net loss position from 2002 to 2003 was driven by increased collaboration revenue and Roche’s funding of R&D activities related to manufacturing development in 2003.  In addition, the timing of activities in our ongoing clinical trials resulted in less expense recorded in 2003 compared to 2002.

Collaborative R&D revenue

We recorded collaborative R&D revenue of $700,000, $8,094,000 and $8,370,000 in 2004, 2003 and 2002, respectively.  Collaborative R&D revenue during 2004 relates principally to the amortization of upfront license fees in accordance with CICA Accounting Standards Board recommendations, section 3400, Revenue, and Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements.  Collaborative R&D revenue in 2003 includes $4,912,000 for development activities, $2,214,000 for a time based milestone payment and $968,000 for the amortization of upfront license fees.  Collaborative R&D revenue in 2002 includes $7,815,000 for development activities and $555,000 from the amortization of upfront license fees.  Under the terms of the restructured HspE7 collaboration agreement, we expect future collaborative R&D revenue to include only amortization of the initial up-front license fee.

Research and development

Research and development in our continuing operations includes costs associated with therapeutic product development, clinical studies and ongoing exploratory research.  In order to optimize our financial flexibility, we employ clinical research organizations to conduct our clinical trials and engage contract manufacturers to assist us with product development and manufacturing.

R&D spending in our continuing operations increased by approximately 33% to $25,913,000 during the year ended December 31, 2004, compared with $19,533,000 for the same period in 2003.  This increase is due principally to spending at Avecia, which began early in 2004; in contrast, our 2003 third-party spending focused on Roche-requested manufacturing initiatives, which are complete.  Our spending at Avecia is expected to continue to be a major component of our R&D spending through 2005 as we transition from process development activities to initial production runs of bulk drug substance for our upcoming pivotal trial.  During 2003, R&D spending decreased by 40% from $32,735,000 in 2002.  R&D expense in 2002 included manufacturing development spending at third party vendors and service providers.  In 2003 these activities were primarily performed and paid for by Roche.  Separately, the timing of expenses recorded for our on-going clinical trials contributed to the change in R&D expense in 2003 as compared to 2002.

Our R&D spending during 2004 was devoted principally to our effort to further develop HspE7, including process development and manufacturing activities, preparation for our pivotal phase III RRP trial, the close out on our AIN trials, and initiation of a phase II GW trial.  During 2004 approximately 91% of our R&D spending related to efforts developing HspE7, compared to approximately 67% for the same period in 2003.  The remaining spending relates to exploratory research involving our follow-on CoValTM fusion proteins.

We held an end-of-phase II meeting with the FDA in June 2004 to present the design of our planned pivotal phase III clinical trial to treat RRP.  We are working with the FDA to review our pivotal clinical trial protocol under a Special Protocol Assessment (“SPA”), an agreement with the FDA that is typically binding regarding the protocol design for a clinical trial to support a biologics license application (“BLA”).  We hope to obtain concurrence of our SPA by the FDA, in the second quarter of 2005, following review of the Chemistry, Manufacturing, and Controls (“CMC”) information.  We believe that we have reached an understanding with the FDA on the significant clinical issues.

We intend to begin accruing patients in our pivotal phase III trial to treat RRP by mid-2005.  We expect the trial will be a randomized, double-blind, placebo controlled study with approximately 130 patients.  The pivotal trial is expected to have the median post surgical interval as the primary end point.  We have begun identifying clinical sites, primarily in the U.S. with additional sites in Canada and Europe.  Accordingly, we recorded the expense related to the start-up portion of the pivotal trial in the fourth quarter of 2004 pursuant to our accounting policy discussed in Note 1 to our consolidated financial statements.  Depending on the clinical and other results, we anticipate being able to submit a BLA for HspE7 to treat RRP in mid-2007.  We plan to apply for priority review when we file the BLA.  The FDA has granted HspE7 orphan drug status and designated it as a fast track development program for the treatment of RRP.

In September 2004, we were issued a U.S. patent covering a method of treating a patient with RRP using a fusion protein comprised of a heat shock protein from the Hsp60 family and an HPV type 16 E7 antigen.  This patent provides additional patent exclusivity through mid-2021 for the use of HspE7 to treat patients with RRP.

In December 2004, we announced the completion of enrollment in a single arm pilot Phase II clinical trial to investigate HspE7 in patients with internal genital warts.  Patients are under evaluation for a period of up to one year.  We expect data from this trial in the fourth quarter of 2005.

During 2005, we expect to continue to devote the majority of planned R&D spending to support HspE7 development, produce clinical trial supplies and begin patient accrual activities for our RRP pivotal trial.

Selling, general and administrative expenses

Selling, general and administrative expense, or SG&A, includes executive management, business development, investor relations, legal support and general administrative activities.

SG&A spending through continuing operations increased by approximately 3% to $6,385,000 for the year ended December 31, 2004 from $6,170,000 for the same period in 2003.  This increase is primarily due to the use of external consultants and additional fees for attestation services over internal controls over financial reporting to ensure compliance with requirements of Sarbanes-Oxley regulations.  During 2003, SG&A expenses decreased by 16% from $7,326,000 in 2002 due principally to higher 2002 spending on business development activities associated with consummating our original collaboration agreement with Roche.  We anticipate that in 2005 SG&A spending will be consistent with that of 2004.

Interest and other income

Interest and other income from continuing operations increased in 2004 to $787,000 compared with $700,000 in 2003.   In 2004 and 2003 we recorded write-downs of our fixed income investment portfolio of $293,000 and $284,000, respectively.

Interest and other income decreased by 45% in 2003 from $1,266,000 in 2002 compared with $700,000 in 2003.  Lower market interest rates applied to a lower investment portfolio balance contributed to the decline.  Also, a temporary loss of market value on investments was recorded in 2003.

Net foreign exchange gain/loss

In 2004 foreign exchange loss from continuing operations increased by 34% to $938,000 from $701,000 in 2003.  During the third and fourth quarters of 2004, the Canadian dollar strengthened against the U.S. dollar and the British pound compared to the first half of 2004 and 2003.  Since approximately 84% of our cash, cash equivalents and short term investments are held in currencies other than the Canadian dollar, we experienced a foreign exchange loss.

In 2003 our foreign exchange loss increased by 111% to $701,000 from $332,000 in 2002 reflecting, the beginning of an overall strengthening trend of the Canadian dollar against the U.S. dollar.

Basic and diluted loss per share

The 80% increase in net loss from continuing operations to $31,845,000 in 2004, compared with $17,663,000 in 2003, was diluted by an 18% increase in the weighted average number of common shares outstanding. As a result, in basic and diluted loss from continuing operations per share was $0.44 in 2004 and $0.29 in 2003.

The 43% decrease in net loss from continuing operations to $17,663,000 in 2003 compared with $30,826,000 in 2002, was diluted by a 4% increase in the weighted average number of common shares outstanding, resulting in basic and diluted loss from continuing operations per share of $0.29 in 2003 and $0.52 in 2002.

Differences between Canadian and U.S. generally accepted accounting principles

Our financial statements have been prepared in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP, our net loss would decrease by $2,244,000 in 2004, $947,000 in 2003 and increase by $214,000 in 2002.  The principal differences under U.S. GAAP as opposed to Canadian GAAP in 2004 were the reversal of an unrealized foreign exchange loss on investments of $800,000, a reversal of a loss on market value of investments of $241,000 and the reversal of stock compensation expense totaling $1,284,000 related to fair value stock option accounting adopted beginning January 1, 2004, offset by stock compensation expense of $81,000 that would be recorded under APB Opinion No. 25.  U.S. GAAP does not currently require fair value accounting on stock based compensation.  Therefore, under the provisions of APB Opinion

No. 25, no expense is recorded for options granted with an exercise price equal to the fair value of the stock on the day of grant.  Under APB Opinion No. 25 expense is incurred when stock options are granted at exercise prices less than the fair value of the underlying stock.  Further, under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP unfavorable market value adjustments are recorded as a component of operations.

Similarly, in 2003, the principal difference in our net loss using U.S. GAAP rather than Canadian GAAP is due to the reversal of an unrealized foreign exchange loss on investments of $541,000, coupled with a $406,000 reversal of a loss on market value of investments. In 2002, the principal difference in our net loss using U.S. GAAP rather than Canadian GAAP is due to the reversal of $69,000 in unrealized foreign exchange gain on investments and a $145,000 reversal of gain on market value of investments.   A complete discussion of these differences between U.S. GAAP and Canadian GAAP are described in Note 11 to our consolidated financial statements.

Net loss per common share under U.S. GAAP would have been $0.39, $0.25 and $0.49 in 2004, 2003 and 2002, respectively.  Our current assets and our total stockholders’ equity are the same at December 31, 2004 and 2003.

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

Revenue recognition

Revenue from collaborative R&D arrangements may include multiple elements within a single contract.  Our accounting policy complies with the revenue determination requirements set forth in EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables, and EIC 142 Revenue Arrangements with Multiple Deliverable, relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  We estimate the fair value of deliverables in collaboration agreements using standard industry techniques.  Changes in the determination of fair values or performance periods relating to certain deliverables, and associated milestones, could impact the timing of future revenue streams.

Clinical trial accruals

Clinical trial costs constitute a significant portion of R&D expense.  We recognize expenses related to our ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods in which the expenses are incurred.    We recognize clinical trial costs in three distinct phases that correspond with the period during which the services are performed:  the start-up phase, the patient accrual phase, and the close-out phase. Based on the design of the trial, including the number of patients, number of clinical sites, method of treatment, and follow-up, the allocation of trial costs to each phase could vary from trial to trial.   Using our current trial accrual methodology, our liability for clinical trials as of December 31, 2004 is $2,514,000, which includes the estimated effect of any work-in-process terminated at the end of the reporting period.  Alternatively, if we utilized a percentage of completion approach and used an operational estimate of the actual work completed as of December 31, 2004 compared to the total contract value, our clinical trial liability would decrease by approximately $2,375,000.

New Canadian GAAP Accounting Pronouncement

Impairment of Long-Lived Assets

CICA Section 3063, Impairment of Long-Lived Assets, establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets by profit oriented enterprises, and replaces the write-down provisions of Section 3061, Property, Plant and Equipment.

Impairment of long-lived assets held for use is determined by a two-step process. The first step determines when an impairment is recognized and the second step measures the amount of the impairment.  An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition.  An impairment loss is measured as the amount by which the long-lived asset’s carrying amount exceeds its fair value.

The new standard is effective for fiscal years beginning on or after April 1, 2003.  Application is prospective.  We will continue to monitor potential impairment of long-lived assets.

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

New U.S. GAAP Accounting Pronouncement

Other than temporary impairment

The Emerging Issues Task Force (EITF) recently deliberated regarding Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The Issue is intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  The EITF reached a consensus regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115.  The guidance for evaluating whether an investment is other-than-temporarily impaired has been deferred.  The disclosure requirements apply to annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS No. 115.  For all other investments within the scope of this Issue, the disclosure requirements have been deferred.  Additional disclosure requirements for cost method investments apply to fiscal years ending after June 15, 2004.  We continue to evaluate the effect of this pronouncement on our financial statements.

Share-based payment

In January 2005, the FASB issued Statement No. 123R, Share-Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  SFAS 123R establishes accounting standards for transactions around stock based compensation in exchange for employee services.  Similar to CICA 3870, SFAS 123R requires fair-value-based method for accounting for stock based compensation and eliminates the intrinsic method under APB Opinion 25.  This statement is effective beginning in the second quarter of 2005; however as discussed in the Critical Accounting Policies and Note 2 in the financial statements, we adopted CICA 3870 which also requires the fair-value based method.  We will evaluate the impact of SFAS 123R on our current accounting policies and make the necessary changes and disclosures in the notes to our financial statements in third quarter 2005.

Disclosure of Outstanding Share Data

The following table contains information regarding our outstanding equity as of March 8, 2005:

Common shares outstanding	72,506,403
Roche warrants	814,574
Warrants under 2003 Financing	5,304,149
Stock options outstanding	4,671,424

Quantitative and Qualitative Disclosures About Market Risk

We use the Canadian dollar as our measurement and functional currency.  As a result, we are exposed to foreign currency fluctuations through our operations because a substantial amount of our contract research and development spending has been transacted in other currencies, principally in U.S. dollars and British pounds.  We hold investment balances in the currencies in which we have expenditures planned during the foreseeable future.  At December 31, 2004 and 2003, approximately 48% and 24% of cash, cash equivalents and short-term investments were held in U.S. dollars.  During 2004, we purchased British pounds to mitigate our currency exposure based on spending plans with Avecia. At December 31, 2004 approximately 36% of our cash, cash equivalents and short-term investments were held in British pounds.   We translate monetary assets and liabilities into Canadian dollars using the rates of exchange prevailing at our balance sheet date. We record the resulting exchange gains and losses in our statement of operations.  Although we do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, we may do so in the future if conditions change.

A hypothetical change in foreign exchange rates by applying a 10% change to our year-end foreign exchange rate, then applying that rate to our average level of U.S. investments during the year, would result in an $858,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $858,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $858,000.

A hypothetical change in foreign exchange rates by applying a 10% change to our year-end foreign exchange rate, then applying that rate to our average level of British pound investments during the year, would result in a $285,000 impact.  If the value of the Canadian dollar relative to the British pound were to increase by 10%, our net loss would decrease by $285,000.  Further, if the value of the Canadian dollar relative to the British pound were to decrease by 10%, our net loss would increase by $285,000.

We are also exposed to interest rate risk because we maintain cash equivalents and short-term investment portfolio holdings of various issuers, types, and maturity dates with large banks and investment banking institutions.  The market value of these short-term investments on any day during the investment term may vary as a result of market interest rate fluctuations.

To differentiate between the affect of a change in the market valuation of securities caused by market interest rate changes versus a change in the annual rate of interest we could earn on a security, we calculated that a hypothetical change in interest rates comparable to a 10% change to our average rate of return would result in a $64,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $64,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $64,000.

We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $21,578,000 in cash, cash equivalents and short-term investments as of December 31, 2004.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stressgen Biotechnologies Corporation

We have audited the accompanying consolidated balance sheets of Stressgen Biotechnologies Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in Canada.

As discussed in Note 2 to the financial statements, in 2004 the Company changed its method of accounting for stock based compensation to conform to Certified Institute of Chartered Accountants 3870, retroactively without restatement.

As discussed in Note 12 to the financial statements, the Company committed to a plan to discontinue the bioreagent segment of its operations in December 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, stockholders’ deficit and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on  the criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed  an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 14, 2005

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEET

(CANADIAN DOLLARS) (IN THOUSANDS, EXCEPT SHARE INFORMATION)

	December 31,	December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$8,538	$19,749
Short-term investments	13,040	32,094
Collaborative accounts receivable	—	277
Prepaid expenses (Note 5)	2,196	290
Deferred development expenses, current portion (Notes 4 and 5)	1,747	87
Assets of discontinued operations (Note 12)	2,447	1,582
Other current assets	563	85
Total current assets	28,531	54,164

Plant and equipment	1,481	2,006
Deferred development expenses, net of current portion	162	260
	$30,174	$56,430

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,862	$3,567
Deferred revenue, current portion	641	688
Notes payable, current portion	369	518
Liabilities of discontinued operations (Note 12)	324	408
Total current liabilities	9,196	5,181

Long-term liabilities:
Deferred revenue, net of current portion	1,282	2,065
Notes payable, net of current portion	145	607
Total long-term liabilities	1,427	2,672

Total liabilities	10,623	7,853

Stockholders’ equity:
Common shares and other equity – no par value; unlimited shares authorized, 72,506,403 and 72,491,403 shares issued and outstanding at December 31, 2004 and 2003, respectively	216,412	196,849
Contributed surplus	15,488	2,207
Deferred stock compensation	—	(185)
Accumulated deficit	(212,349)	(150,294)
Total stockholders’ equity	19,551	48,577
	$30,174	$56,430

See accompanying notes to consolidated financial statements

/s/ DANIEL L. KORPOLINSKI	/s/ GORDON BAREFOOT
Director, President and Chief Executive Officer	Director

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Canadian dollars) (In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002

Revenue:
Collaborative R&D revenue	$700	$8,094	$8,370

Operating expenses:
Research and development	25,913	19,533	32,735
Selling, general and administrative	6,385	6,170	7,326
	32,298	25,703	40,061

Operating loss	(31,598)	(17,609)	(31,691)

Other income (expenses):
Interest and other income	787	700	1,266
Net foreign exchange loss	(938)	(701)	(332)
Interest expense	(96)	(53)	(69)
	(247)	(54)	865
Net loss from continuing operations	(31,845)	(17,663)	(30,826)

Net income from discontinued operations (Note 12)	1,580	1,418	2,024

Net loss	$(30,265)	$(16,245)	$(28,802)

Basic and diluted (loss) income per common share:
From continuing operations	$(0.44)	$(0.29)	$(0.52)
From discontinued operations	$0.02	$0.03	$0.03
	$(0.42)	$(0.26)	$(0.49)

Weighted average shares used to compute basic and diluted loss per common share (in thousands)	72,504	61,458	58,986

See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Canadian dollars in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(30,265)	$(16,245)	$(28,802)
Net income from discontinued operations	(1,580)	(1,418)	(2,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	513	632	797
Loss on disposal of plant and equipment	215	—	—
Amortization of stock compensation expense	1,213	192	207
Unrealized foreign exchange loss (gain)	1,145	1,030	(20)
Loss (gain) on market value of investments	241	406	(145)
Changes in operating assets and liabilities:
Collaborative accounts receivable	277	3,513	(3,790)
Prepaid expenses	(1,906)	(8)	(41)
Deferred development expenses, current portion	(1,660)	53	(140)
Other current assets	(478)	(5)	94
Deferred development expenses, net of current portion	98	161	(421)
Accounts payable and accrued liabilities	4,295	(5,266)	1,076
Deferred revenue	(830)	(1,706)	4,459
Net cash used in operating activities of continuing operations	(28,722)	(18,661)	(28,750)
Net cash provided by discontinued operations	702	1,841	2,227
Net cash used in operating activities	(28,020)	(16,820)	(26,523)

Cash flows from investing activities:
Purchase of short-term investments	(38,928)	(33,255)	(76,641)
Sales and maturities of short-term investments	56,983	15,025	91,388
Purchase of plant and equipment	(203)	(131)	(380)
Net cash provided by (used in) investing activities	17,852	(18,361)	14,367

Cash flows from financing activities:
Proceeds from issuance of common shares	36	23,672	10,604
Share issue costs	(81)	—	—
Repayment of borrowings	(611)	(459)	(535)
Proceeds from borrowings	—	1,004	—
Net cash (used in) provided by financing activities	(656)	24,217	10,069

Effect of exchange rate changes on cash and cash equivalents	(387)	(489)	(49)
Decrease in cash and cash equivalents	(11,211)	(11,453)	(2,136)
Cash and cash equivalents, beginning of year	19,749	31,202	33,338
Cash and cash equivalents, end of year	$8,538	$19,749	$31,202

See Note 10 for non-cash disclosures
See accompanying notes to consolidated financial statements.

STRESSGEN BIOTECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Canadian dollars) (In thousands, except share information)

	Common shares and other equity		Warrants		Deferred Stock	Accumulated
	Number	Amount	Number	Amount	Comp	Deficit	Total
Balance at January 1, 2002	57,591,888	$164,794	3,256,202	$—	$(630)	$(105,247)	$58,917
Issued for cash on exercise of stock options	575,902	1,706	—	—	—	—	1,706
Conversion of warrants to common shares	3,963	—	(25,057)	—	—	—	—
Warrants issued in connection with Roche Collaboration	—	—	2,036,435	1,264	—	—	1,264
Issued for cash in connection with Roche Collaboration	2,036,436	7,657	—	—	—	—	7,657
Other, net	1,800	(37)	—	—	28	—	(9)
Compensation expense related to stock option grants	—	—	—	—	210	—	210
Net loss	—	—	—	—	—	(28,802)	(28,802)
Balance at December 31, 2002	60,209,989	174,120	5,267,580	1,264	(392)	(134,049)	40,943
Issued for cash on exercise of stock options	229,516	375	—	—	—	—	375
Issued for cash, net of issue costs	10,638,298	17,796	5,319,149	904	—	—	18,700
Adjustment due to price difference in warrant transaction related to Roche Collaboration	—	—	191,739	—	—	—	—
Conversion of warrants to common shares in connection with Roche Collaboration	1,413,600	5,352	(1,413,600)	(758)	—	—	4,594
Expiration of warrants	—	—	(3,231,145)	—	—	—	—
Other, net	—	3	—	—	4	—	7
Compensation expense related to stock option grants	—	—	—	—	203	—	203
Net loss	—	—	—	—	—	(16,245)	(16,245)
Balance at December 31, 2003	72,491,403	197,646	6,133,723	1,410	(185)	(150,294)	48,577
Issued for cash on exercise of warrants	15,000	38	(15,000)	(2)	—	—	36
Retroactive adjustment related to adoption of CICA 3870 (Note 2)	—	32,379	—	—	—	(32,379)	—
Reversal of deferred stock compensation related to adoption of CICA 3870 (Note 2)	—	(774)	—	—	185	589	—
Amortization of fair value of stock option expense of continued operations	—	1,213	—	—	—	—	1,213
Amortization of fair value of stock option expense of discontinued operations	—	71	—	—	—	—	71
Adjustment to share issues costs	—	(81)	—	—	—	—	(81)
Net loss	—	—	—	—	—	(30,265)	(30,265)
Balance at December 31, 2004	72,506,403	$230,492	6,118,723	$1,408	$—	$(212,349)	$19,551

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Notes to Consolidated Financial Statements

(Canadian dollars)

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stressgen Biotechnologies Corporation (with its subsidiaries other than discontinued operations, “Stressgen” or the “Company”) is a biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic vaccines for the treatment of infectious diseases and cancers. The Company’s lead candidate, HspE7, targets a broad spectrum of human papilloma virus (HPV) related diseases.  It was created using the Company’s proprietary CoVal fusion product technology, which is based on covalently linking stress proteins (also known as heat shock proteins) to disease specific antigens. The Company has been researching use of the same technology to develop potential treatments for hepatitis B, herpes simplex and hepatitis C.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a history of recurring losses from operations and have an accumulated deficit of $212,349,000 as of December 31, 2004.  The nature of the Company’s business requires significant spending on R&D activities.  Due to a history of losses, high cash burn on R&D activities and the planned loss of bioreagent revenue as a result of the planned sale of that business, the Company is closely monitoring cash resources.  The Company has developed various operational plans which depend upon the outcome of the financing options available.  Assuming the Company raises approximately $15,000,000 and sells the bioreagent business the Company will have sufficient resources to fund operations into 2006 at current spending levels.  If the Company does not raise at least that amount of cash it may need to modify or cancel agreements with external contractors, and make changes to staffing level which would impact the development timelines of HspE7.  Regardless of the funding the Company receives, it will execute the operational plan necessary to fund operations into 2006.

Basis of presentation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation. Prior year balances have been reclassified to conform to current year presentation as a result of adoption of Canadian Institute of Chartered Accountants (CICA) 3870 and disclosure regarding the Company’s discontinued operation.

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

The preparation of financial statements in conformity with Canadian GAAP and U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements.  Significant estimates are used for, but not limited to, revenue recognition, accrual of clinical trial costs, measurement of stock-based compensation, cancellation fees related to contractual obligations and the allocation of indirect costs between research and development (R&D) and selling, general and administrative (SG&A).  Actual results could differ from such estimates.

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

Clinical trial accruals

The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods when the expenses are incurred.    The Company recognizes clinical trial costs in three distinct phases that correspond with the period during which the services are performed:  the start-up phase, the patient accrual phase, and the close-out phase. The start up portion of the trial contract is accrued during the trial planning and protocol writing period.  The per patient accrual cost is recognized as each patient enters the trial.  The close-out portion of the trial is recognized as the final analyses of patient data are prepared.  Based on the design of the trial including number of patients, number of clinical sites, method of treatment, and follow-up, the proportion of the cost of each phase could vary from trial to trial.   As each trial continues, the Company evaluates the total contract costs and makes adjustments accordingly. Changes to the cost estimates are charged to R&D expense in the appropriate period based on the facts and timing of the adjustment.

Stock-based compensation plan

In September 2003, the CICA Accounting Standards Board released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870 (CICA 3870), to provide the same alternative methods of transition as is provided in the U.S. for voluntary adoption of the fair value based method of accounting.   In January 2004, the Company adopted CICA 3870.  This standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method.  The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets.  Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.  No awards were made that would result in recording a liability.

The Company has two stock-based compensation plans, which are described in Note 6.  The Company grants options with an exercise price equal to the fair market value of the underlying common stock.  Under the principles of CICA 3870, compensation expense is recognized on a straight-line basis over the vesting period of the grant based on the estimated fair value at the time of grant using the Black-Scholes method.  Any consideration paid by directors, employees and others on exercise of stock options is credited to common shares.  See further discussion of the change in accounting policy in Note 2.

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

Plant and equipment

Plant and equipment are recorded at cost and depreciated over their estimated useful lives on a declining-balance basis using the half year convention, except for leasehold improvements, which are depreciated on a straight-line basis over the lesser of the lease term or the estimated useful life.  The approximate annual depreciation rates are as follows:

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

Concentration of credit risk

The Company invests its excess cash principally in investment grade government and corporate debt securities.  The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity.  These guidelines are periodically reviewed and modified to reflect changes in market conditions.  The Company has not experienced any significant losses on its cash equivalents or short-term investments.  However, the Company recorded write-downs of its fixed income investment portfolio in 2004 and 2003 of $293,000 and $284,000, respectively.  The write-downs were due principally to a decrease in the market value of one bond which we still hold.  The market value of this particular bond has been fluctuating since we recorded a write down in 2003.

At December 31, 2004 and 2003, approximately 48% and 24% of cash, cash equivalents and short-term investments were held in U.S. dollars.   During 2004, the Company purchased British pounds.  At December 31, 2004 approximately 36% of our cash, cash equivalents and short-term investments were held in British pounds.

The Company has derived 100% of its collaboration revenue from Roche.

Patent License Agreement

The Company has a worldwide, exclusive license agreement with Massachusetts Institute of Technology and the Whitehead Institute for Biomedical Research.  The patents and patent applications covered by this license agreement include various pending applications and continuation-in-part applications and their foreign counterparts, including patent applications filed in the U.S., Canada and Japan in 1994 for the use of Hsp fusions with viral or cancer-associated antigens as immunotherapeutics.    Historically, the Company’s patent-related costs are related to therapeutic products that have not obtained regulatory approval and are not marketable. As a result, the Company has treated such costs as costs for which recoverability cannot be determined, and has expensed them to R&D expense as incurred.

Research and development costs

Research and development costs associated with the Company’s various research and development programs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses.  Overhead expenses are comprised of general and administrative support provided to the research and development programs. These expenses include costs associated with support activities such as information technology, finance and human resources as well as for the use of facilities.  Research and development costs are expensed as incurred, unless they meet criteria for deferral and amortization.  The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date.  To date, no research and development costs have been deferred.

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

Net loss per share

Net loss from continued and discontinued operations per share is computed using the weighted average number of common shares outstanding.  Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents (options and warrants) in the number of shares used for the diluted computation would be anti-dilutive.   Approximately, 10,169,000, 9,745,000 and 8,140,000 in the form of exercisable options and warrants have been excluded from the shares outstanding for the diluted computation as the inclusion would result in a smaller net loss per share.

New Canadian GAAP Accounting Pronouncements

Impairment of Long-Lived Assets

CICA Section 3063, Impairment of Long-Lived Assets, establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets by profit oriented enterprises, and replaces the write-down provisions of Section 3061, Property, Plant and Equipment.

Impairment of long-lived assets held for use is determined by a two-step process. The first step determines when an impairment is recognized and the second step measures the amount of the impairment.  An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition.  An impairment loss is measured as the amount by which the long-lived asset’s carrying amount exceeds its fair value.

The new standard is effective for fiscal years beginning on or after April 1, 2003.  Application is prospective.  The Company continues to monitor potential impairment of long-lived assets.

Stock-based compensation

As discussed in Note 2 in the financial statements, the Company adopted CICA 3870.

2.                                      CHANGE IN ACCOUNTING POLICY

In January 2004 the Company changed its accounting policy relating to stock based compensation awards, retroactive to January 1, 1995, in accordance with the recommendations of CICA 3870.  As permitted by the September 30, 2003 transitional provisions issued by the CICA Accounting Standards Board related to CICA 3870, the Company has applied this change using the retroactive method without restatement.  Expense related to stock-based compensation awards is calculated using the Black-Scholes option pricing model and recognized over the vesting period of the grant.  Previously, the Company used the intrinsic value method for valuing stock-based compensation awards granted to employees and directors where compensation expense was recognized for the excess, if any, of the quoted market price of Company’s common shares over the compensation award exercise price on the day that options were granted.

The following pro forma information presents the net loss and the basic loss per common share had CICA 3870 been retroactively applied:

	Years ended December 31,
(in thousands, except per share amounts)	2003	2002

Net loss under Canadian GAAP	$(16,245)	$(28,802)

Stock-based compensation expense under the intrinsic value method	207	224

Stock-based employee compensation expense under the fair value method	(2,675)	(2,764)

Pro forma net loss under Canadian GAAP	$(18,713)	$(31,342)

Pro forma basic loss per common share under Canadian GAAP	$(0.30)	$(0.53)

To implement the fair value method for stock-based compensation beginning January 1, 2004, the Company recorded an adjustment to beginning accumulated deficit of $31,790,000, comprised of $15,945,000 related to the fair value expense calculated on options granted on or after January 1, 1995, $16,434,000 related to compensation expense on the release of contingently issuable shares completed in 1999, offset by a $589,000 reversal of previously recorded expense under the intrinsic value method.  Under the principles of CICA 3870, the Company reclassified $3,174,000 from contributed surplus to common shares related to the historical exercise of employee stock options.  The Company recorded expense of $1,213,000 related to continuing operations and $71,000 related to discontinued operations for the year ended December 31, 2004, representing the amortization of the fair value of compensation based on the vesting period of stock options granted to employees and directors.  The weighted-average per-share fair values of the individual options granted during the years ended December 31, 2004, 2003 and 2002 were $0.43, $1.06 and $2.63, respectively.   The fair value of the options was determined using a Black-Scholes option-pricing model with the following average assumptions:

	Years ended December 31,
	2004	2003	2002
Dividend yield	0%	0%	0%
Volatility	67%	75%	78%
Risk-free interest rate	3.69%	2.54%	3.50%
Expected life	4 years	4 years	4 years

3.                                      COLLABORATIVE AGREEMENT

On December 2, 2003, the Company announced it had restructured its June 24, 2002 collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), providing for the development and commercialization of the pharmaceutical fusion product candidate, HspE7.  Under the restructured terms Roche was granted an option to license the first generation HspE7 product, a license to develop a second generation HspE7 product, and an option to negotiate rights to the Company’s CoValTM fusion product candidates for the treatment of cancer and hepatitis C.

In connection with the first generation HspE7 product, the restructured agreement gives the Company the right to develop and commercialize the product for indications other than genital warts, including control of regulatory matters such as U.S. Investigational New Drug applications (IND).  The Company may also conduct dose-ranging studies in patients with genital warts.  In the original agreement the Company was responsible for clinical development expenses related to the recurrent respiratory papillomatosis (RRP) indication.  In addition to the responsibilities in the original agreement, the Company is responsible for the manufacturing and other costs of all indications it develops under the new agreement.

The Company recorded collaborative R&D revenue of $700,000, $8,094,000 and $8,370,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Collaborative R&D revenue during 2004 relates principally to the amortization of upfront license fees in accordance with CICA Accounting Standards Board recommendations, section 3400, Revenue, and Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements.  Collaborative R&D revenue in 2003 includes

$4,912,000 for development activities, $2,214,000 for a time based milestone payment and $968,000 for the amortization of upfront license fees.  Collaborative R&D revenue in 2002 includes $7,815,000 for development activities and $555,000 from the amortization of up-front license fees.

By paying additional fees, Roche can exclusively develop the second generation HspE7 product.  In such case Roche would be required to pay the costs of development, manufacturing and commercialization of the product and to make payments to us upon the achievement of defined milestones. We would also receive tiered, progressive sales-based payments that we believe are competitive with other agreements of this stage and type.  Commercial success payments of up to approximately $102,306,000 become payable depending upon the aggregate net sales of either or both generations of the HspE7 products. The restructured collaboration agreement gives us the right to discuss, negotiate and execute an alternative agreement with a third-party for the development and commercialization of HspE7 through a license, partnership, joint venture or similar transaction.  After March 31, 2005 and through the end of the option period, Roche can terminate this right by paying us a fee, which would be either $12,036,000 or $18,054,000 depending on the stage of development of the product. Management cannot determine if or when this option will be exercised.

4.                                      BALANCE SHEET DETAILS

At December 31, 2004 and 2003, our short-term investments consisted of corporate debt securities and government issued debt securities, which had a net book value and fair market value of $13,040,000 and $32,094,000, respectively.

The MIT/Whitehead license agreement discussed in Note 1 requires certain license maintenance fees and royalty payments.  Upon receiving the upfront license fee payment from Roche in 2002, the Company recorded a $634,320 payable due to MIT/Whitehead and a related deferred expense.  The payment was made in January 2003.  The Company recognizes the related deferred expense over the development period, which was adjusted in conjunction with the restructured Roche collaborative agreement.  At December 31, 2004 and 2003 the Company had a total of $242,000 and $347,000 of deferred expense related to this payment.

The following tables provide details of selected balance sheet items of continuing operations:

	December 31, 2004
(In thousands)	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment:
Laboratory equipment	$3,648	$2,517	$1,131
Computer equipment	910	727	183
Furniture and fixtures	392	282	110
Leasehold improvements	749	692	57
	$5,699	$4,218	$1,481

	December, 31 2003
(In thousands)	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment:
Laboratory equipment	$4,127	$2,688	$1,439
Computer equipment	1,021	732	289
Furniture and fixtures	563	390	173
Leasehold improvements	716	611	105
	$6,427	$4,421	$2,006

(In thousands)	December 31, 2004	December 31, 2003

Accounts payable and accrued liabilities:
Trade accounts payable	$4,072	$1,147
Clinical trial accruals	2,514	1,409
Accrued compensation and benefits	1,243	915
Other accrued liabilities	33	96
	$7,862	$3,567

At December 31, 2004 the Company had outstanding term loan obligations of $514,000.  In September 2003 the Company entered into a 36-month term loan agreement with Oxford Finance Corporation, collateralized by equipment owned by the Company.  Interest rates on the Oxford term loan range from 11.47% to 11.48%.  At December 31, 2004 and 2003 there was $514,000 and $906,000, respectively, outstanding on the loan.  Under the terms of the agreement, the Company must obtain a letter of credit for the outstanding loan balance if combined cash, cash equivalents, and short-term investments fall below $6,000,000.

At December 31, 2004 total future minimum payments under term loan agreements are as follows:

(In thousands)
Year ending December 31,
2005	$409
2006	150
Total	559
Less: amount representing interest	(45)
Present value of minimum payments	514
Less: current portion	(369)
Long term notes payable	$145

5.                                      COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations consist primarily of agreements related to the development and manufacture of HspE7, operating leases for facilities, a term loan to increase working capital cash flows (Note 4) and contractual employment obligations.  The Company engages several contractors working on different aspects of the work regulatory authorities require for a biologic product, including stability testing, analytical testing, release testing and the manufacturing and fill/finish activities noted below.

In January 2004 the Company entered into a biological services agreement with Avecia for the process development, scale-up and manufacture of HspE7.  In addition, the Company may have Avecia manufacture commercial drug substance.  Under the terms of the agreement, the Company is required to make prepayments for future services and use of the facility.  The Company was invoiced for two prepayments totaling $3,204,000 in 2004 for services to be rendered and space utilized in 2005.  The Company made one of these prepayments in 2004.  The other prepayment was not made until 2005 and therefore is included in deferred development expenses, current portion and accrued liabilities.

The Avecia agreement is cancelable subject to specified termination conditions. The cancellation fee is based on a sliding percentage of certain future program milestones.  Accordingly, the cancellation fee is modified each month during the course of the agreement, based on the timing of activities performed by Avecia and prepayments for those activities.  The cancellation fee as of December 31, 2004 could have been up to $441,000, depending on Avecia’s ability to reschedule usage of their facility.

In October 2004 the Company entered into an agreement with Cardinal Health (Cardinal) to perform fill/finish activities to prepare HspE7 for distribution to clinical trial patients in the ordinary course of its business.  At December 31, 2004, the Company was contractually obligated to make a prepayment of $293,000 for future services to be rendered in 2005.  However, this prepayment was not made until early 2005 and therefore is included in deferred development expenses, current portion and accrued liabilities.

The agreement with Cardinal includes cancellation provisions that could require the Company to pay for work that was not performed or equipment that was not used if it terminates the contract while activities are at pre-defined stages.   The cancellation fee of $127,000 would have been offset against the prepayment made in 2005.

To retain a flexible development program, the Company typically negotiates termination provisions so that financial obligations are limited to paying for work performed up to the termination date and in some cases, a cancellation fee determined under a pre-established formula.  Except as disclosed above the Company currently does not have other significant research and development contracts subject to cancellation fees.  The Company has not entered into any minimum supply agreements with any service vendors or contract manufacturers.

Leases

The Company has entered into operating lease agreements for office space and laboratory space that expire at various times through 2005. These leases require the Company to make minimum lease payments, plus a share of facility maintenance costs, taxes, insurance and maintenance.  In addition the Company has entered into various other operating leases primarily for office equipment that expire during 2009.

At December 31, 2004 total future minimum lease commitments under operating leases are as follows:

(In thousands)
Year ending December 31,
2005	$966
2006	23
2007	12
2008	3
2009	1
Total	$1,005

Contractual Employment Obligations

The Company has employment agreements with certain members of management which include specific severance packages.  The Company would be contractually obligated to pay $2,871,000 over the next twelve months and an additional $314,000 would be payable during the following year, depending upon individual employment agreements.

Patent Opposition

On October 22, 2002 Antigenics Inc. announced that it had filed an opposition in the European Patent Office to a European patent and requests for re-examination in the U.S. Patent and Trademark Office of two U.S. patents we licensed in connection with the Company’s platform technology.  In October 2003 Antigenics filed an opposition in the European Patent Office to an additional, product specific, European patent.  The EPO may hold an oral hearing as early as this fall if the parties do not request a change in the date.  The Company does not know when results from these proceedings will be obtained.  Until the Company receives final results from the opposition and re-examination processes, the Company will not be able to assure investors of the success of planned vigorous defense of the patents.  However, management does not expect that this will have a material impact to its financial statements.

6.                                      STOCKHOLDERS’ EQUITY

Common Shares

In June 2002 the Company issued 2,036,436 common shares for $7,657,000 pursuant to the collaboration agreement with Roche (see Note 3).  The equity was issued at a per share price determined by the weighted average price of common shares of the Company during the ten business days prior to the Roche transaction.

At the time of the original collaboration agreement, Roche received two warrants to purchase the common stock of Stressgen.  The Company allocated $1,264,000 as the fair value of the warrants.  In April 2003, Roche exercised the first warrant to acquire 1,413,600 common shares at $3.25, resulting in net proceeds of $4,594,000 to the Company.  Under the original collaboration agreement, the Company had the right to call the second warrant. In connection with the restructured collaboration agreement, Roche has a continued right to exercise the second warrant for 814,574 shares at a purchase price of $3.76 per share at any time until June 28, 2007.  The Company no longer has the right to call the second warrant.

The Company has unlimited authorized common share capital.

Contributed surplus

Stockholders’ equity balances at December 31, 2004, 2003 and 2002 includes $15,488,000, $2,207,000 and $2,179,000, respectively, if contributed surplus.  The increase in contributed surplus in 2004 over 2003 is due to a retroactive adjustment of $15,945,000 related fair value expense of options granted between January 1, 1999 through December 31, 2003 and $1,284,000 of fair value expense of options granted in 2004 offset by $3,174,000 related to the reclassification to common shares of fair value expense on options exercised and $774,000 related to the reversal of deferred stock compensation.  The decrease in contributed surplus from 2002 to 2003, primarily relates to the change of status of an employee to a consultant.

Common Share Financings

In December 2003, the Company completed an offering of 10,638,298 units at a price of $1.88 per Unit for gross proceeds of $20,000,000.  Each unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant.  The Company incurred total share issue costs on the offering of approximately $1,381,000.  Under the conditions of the offering, the Company agreed to indemnify the underwriters and their broker/dealer affiliates against certain liabilities, including liabilities under the United States securities laws and under Canadian securities legislation and to contribute to payments that the underwriters may be required to make in respect thereof.

1998 Special Warrants

In 1998 the Company issued Class B Warrants to purchase 4,000,000 shares for $3.30 per share or pursuant to a cashless exercise provision.  The unexercised Class B Warrants expired on June 12, 2003.  As a result the Company no longer has the obligation to issue up to 3,231,145 common shares that had been reserved for issuance upon exercise of the Class B Warrants.

Employee Share Option Plans

In 2001, the Company issued out-of-plan stock options prior to stockholder approval of the 2001 Equity Incentive Plan (the “2001 Plan”).  Between the date of grant and stockholder approval, the market price of the Company’s common stock increased, resulting in deferred compensation of $807,000 associated with these options.  The deferred compensation has been amortized to expense over the vesting period of the granted options.  However, as discussed in Note 2, this treatment has been reversed as of January 1, 2004 as a result of the adoption of fair value accounting for stock based compensation.  Once the 2001 Plan was approved, the Company stopped granting options under its pre-existing 1996 Share Incentive Plan.  The following tables summarize information related to all stock options outstanding and exercisable granted to employees, directors and non-employees under the Company’s 1996 and 2001 stock-based compensation plans as of December 31, 2004.

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price

Balance at January 1, 2002	4,175,583	$4.59
Granted	1,092,250	4.41
Exercised	(575,902)	2.96
Cancelled	(387,368)	5.46
Balance at December 31, 2002	4,304,563	4.69
Granted	1,157,500	1.80
Exercised	(229,516)	1.63
Cancelled	(254,429)	3.66
Balance at December 31, 2003	4,978,118	4.21
Granted	164,250	0.81
Exercised	—	—
Cancelled	(444,769)	4.51
Balance at December 31, 2004	4,697,599	$4.07

The total number of options exercisable at December 2004 was 4,050,335.  There were 3,611,370 and 2,872,233 options exercisable as of December 31, 2003 and 2002, respectively.

The following table summarizes information related to all stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.42 - $1.99	1,451,194	7.0	$1.61	1,029,102	$1.71
$2.00 - $3.99	605,822	7.7	3.24	422,191	3.35
$4.00 - $5.99	1,193,588	6.4	4.91	1,152,256	4.91
$6.00 - $8.00	1,446,995	5.4	6.18	1,446,786	6.18
	4,697,599			4,050,335

7.                                      INCOME TAXES

The reported income tax recovery differs from the amount computed by applying the Canadian basic statutory rates to the net loss.  The reasons for this difference and the related tax effects are as follows:

	Years ended December 31,
(In thousands)	2004	2003	2002

Canadian basic statutory tax rates	35.6%	35.6%	39.6%

Expected income tax recovery	$(10,781)	$(5,786)	$(11,411)
Foreign tax rate differences	7,722	1,669	(2,080)
Prior year losses producing current benefit	—	—	(125)
Losses producing no current tax benefit	1,737	2,232	13,682
Non-deductible expenses and other deductions	738	21	(54)
Research and development expenses	678	2,143	900
Benefit of temporary differences (recognized)	—
not recognized	308	(279)	(912)
Other	(402)	—	—
	$—	$—	$—

Future income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes.  Significant components of the Company’s future tax assets and liabilities are as follows:

	December 31,
(In thousands)	2004	2003

Future income tax assets:
Tax loss carry-forwards	$21,738	$20,001
Tax credits	8,431	7,450
Research and development expenses	8,678	8,000
Book and tax base differences on assets and liabilities	1,500	1,192
Total future income tax assets	40,347	36,643

Valuation allowance for future income tax assets	(40,347)	(36,643)
Net future income tax assets	$—	$—

Future income tax liabilities:
Book and tax base differences on assets and liabilities	$—	$—
Net future income tax liabilities	$—	$—

Due to the uncertainty surrounding the realization of the future income tax assets, the Company has a 100% valuation allowance against its future income tax assets.  The valuation allowance increased by $3,704,000 during 2004.

At December 31, 2004, the Company has approximately $24,364,000 of scientific research and experimental development expenditures available for unlimited carry forward, $55,869,000 of non-capital losses expiring between 2006 and 2014 and $8,431,000 of unclaimed tax credits expiring between 2005 and 2013, all of which may be used to reduce future Canadian income taxes otherwise payable.  In addition, the Company has US$11,549,000 of net operating losses expiring in 2013, which may be used to reduce future income taxes in California otherwise payable.

The Canada Revenue Agency (“CRA”) has asked us to provide additional information with respect to transactions between us and our subsidiaries in 2001 and 2002.  In February 2005 CRA gave us a preliminary indication that it does not agree with elements of our transfer pricing, including the value ascribed to intellectual property transferred to a subsidiary. We believe that the preliminary determination has been made without regard to relevant information and are in the process of clarifying it and providing further information to CRA.  Even if the CRA assessment does not change, its determination will not result in a change to our financial statements due to the consolidated presentation of the results for us and our subsidiaries; nor will additional tax become payable for those years.  If we are found to have failed to provide timely and adequate information to CRA, a penalty could be levied. We believe that we have provided all relevant information within prescribed time periods.  We do not believe the outcome of the discussions with the CRA will have a material impact on our financial position.

8.                                      RELATED PARTY TRANSACTIONS

Until the annual meeting in 2002 an independent contractor who is a researcher in the area of heat shock proteins also served as a director of the Company.  In 2002, this individual received consulting fees of $50,000.

The Company has used various affiliates of MDS, Inc., including MDS Pharma Services, to provide research services.  Through May 2004 and the years ended 2003 and 2002 the Company paid the various MDS entities an aggregate of $286,000, $235,000 and $139,000, respectively.  One of the Company’s board members was an officer of MDS, Inc. through May 2004.

9.                                      SEGMENT INFORMATION

Long-lived assets are allocated geographically as follows:

	December 31,
(In thousands)	2004	2003

Canada	$1,271	$1,763
US	210	243
	$1,481	$2,006

The Company previously reported two segments, Biotechnology and Bioreagents.  As discussed in Note 12, at December 31, 2004, the Company has disclosed the bioreagent business as a discontinued operation and therefore has only one reportable segment.

10.                               SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended December 31,
(In thousands)	2004	2003	2002

Supplemental disclosures of cash flows:
Interest paid	$96	$53	$69

Supplemental disclosures of non-cash investing and financing transactions:
Reversal of deferred stock compensation	$185	$4	$28

11.                               THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform, in all material respects, to U.S. GAAP. The effect of applying U.S. GAAP instead of Canadian GAAP on the consolidated financial statements would be as follows:

Balance Sheet

(In thousands)

	December 31, 2004	December 31, 2003
Current assets under Canadian GAAP	$28,531	$54,164
Adjustments to Canadian GAAP	—	—
Current assets under U.S. GAAP	$28,531	$54,164

Stockholders’ equity under Canadian GAAP	$19,551	$48,577

Adjustment to common stock (a)	(16,455)	—
Adjustment to deferred stock compensation (a)	(104)	—
Adjustment to accumulated deficit (a)	16,559	—
	—	—
Stockholders’ equity under U.S. GAAP	$19,551	$48,577

Statement of Operations

	Years ended December 31,
(In thousands except per share amounts)	2004	2003	2002
Net loss under Canadian GAAP	$(30,265)	$(16,245)	$(28,802)

Reversal of unrealized foreign exchange loss (gain) on investments (b)	800	541	(69)
Loss (gain) on market value of investments (b)	241	406	(145)
Reversal of stock compensation expense (a)	1,284	—	—
Stock compensation expense under APB No. 25 (a)	(81)	—	—
	2,244	947	(214)

Net loss under U.S. GAAP	$(28,021)	$(15,298)	$(29,016)

Basic and diluted loss per common share under Canadian GAAP	$(0.42)	$(0.26)	$(0.49)

Basic and diluted loss per common share under U.S. GAAP	$(0.39)	$(0.25)	$(0.49)

Common shares used to compute basic and diluted loss per share under Canadian and U.S. GAAP	72,504	61,458	58,986

Statement of Cash Flows

For all periods presented there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

The following notes outline the differences between Canadian and U.S. GAAP that affect the Company for the years ended December 31, 2004, 2003, and 2002.

(a)                                  As discussed in Note 2, on January 1, 2004, the Company adopted fair value accounting for all stock options as required by CICA 3870.  The Company is required to record the expense of the fair value of all stock options over their respective vesting term.  The Company used the “Retrospective method without Restatement.”  This method requires the Company to record the cumulative expense as an adjustment to accumulated deficit for the period beginning January 1, 1995 through December 31, 2003 and begin recording the expense to accumulated deficit in 2004.

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

Under the principles of SFAS 123, the Company would have recorded $17,958,000 of deferred compensation related to the total fair value for stock options granted between January 1, 1995 and December 31, 2004.  The following table illustrates the effect on net loss and loss per share under U.S. GAAP if the Company had applied the fair value accounting provisions of SFAS 123 to employee stock based compensation:

	Years ended December 31,
(In thousands except per share amounts)	2004	2003	2002
Net loss under U.S. GAAP	$(28,021)	$(15,298)	$(29,016)

Stock-based compensation under APB No. 25	81	207	224
Stock-based compensation expense recorded under SFAS 123	(1,284)	(2,675)	(2,764)
Pro forma net loss under U.S. GAAP	$(29,224)	$(17,766)	$(31,556)

Pro forma loss per common share	$(0.40)	$(0.29)	$(0.53)

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

The Emerging Issues Task Force (EITF) recently deliberated regarding Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The Issue is intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  The EITF reached a consensus regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115.  The guidance for evaluating whether an investment is other-than-temporarily impaired has been deferred.  The disclosure requirements apply to annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS No. 115.  For all other investments within the scope of this Issue, the disclosure requirements have been deferred.  Additional disclosure requirements for cost method investments apply to fiscal years ending after June 15, 2004.  The Company continues to evaluate the effect of this pronouncement on its financial statements.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in a full set of general-purpose financial statements.  Comprehensive loss is as follows:

	Years ended December 31,
(In thousands)	2004	2003	2002
Net loss under U.S. GAAP	$(28,021)	$(15,298)	$(29,016)
Other comprehensive income
Adjustment of unrealized foreign exchange (loss) gain on investments	(800)	(541)	69
Market value adjustments on investments	(241)	(406)	145
Comprehensive net loss under U.S. GAAP	$(29,062)	$(16,245)	$(28,802)

(c)                                  At December 31, 2004, the Company decided to report the bioreagent business as a discontinued operation pursuant to the requirements of CICA 3475, Disposal of Long-lived Assets and Discontinued Operations (CICA 3475), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  See Note 12 for further disclosure.

New U.S. GAAP Accounting Pronouncement

Share-based payment

In January 2005, the FASB issued Statement No. 123R, Share-Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  SFAS 123R establishes accounting standards for transactions around stock based compensation in exchange for employee services.  Similar to CICA 3870, SFAS 123R requires fair-value-based method for accounting for stock based compensation and eliminates the intrinsic method under APB Opinion 25.  This statement is effective beginning in the second quarter of 2005; however as discussed in the Critical Accounting Policies and Note 2 in the financial statements, the Company adopted CICA 3870 which also requires the fair-value based method.  The Company will evaluate the impact of SFAS 123R on current accounting policies and make the necessary changes and disclosures in the notes to the financial statements in third quarter 2005.

12.                               DISCONTINUED OPERATION

The Company’s bioreagent business produces and sells bioreagents to researchers and research organizations worldwide.  The products sold by the bioreagent business include antibodies, proteins, DNA products, ELISA kits and extracts for use in studying cellular stress response pathways, including oxidative stress, apoptosis, neurobiology and more.

At December 31, 2004, the Company decided to report the bioreagent business as a discontinued operation pursuant to the requirements of CICA 3475, Disposal of Long-lived Assets and Discontinued Operations (CICA 3475), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  The Company is reporting the business as a discontinued operation after evaluating intentions for the future of the bioreagent business, formulating a plan for sale and taking steps to execute that plan.

The Company plans to sell the bioreagent business in 2005 so it can focus on the corporate strategy, manage resources and provide working capital to fund further development and commercialization of HspE7.  The Company cannot determine the amount of any gain or loss, if any, that would be realized on the sale of the bioreagent business.  When a sale of the business is completed the gain or loss on the sale will be reported in quarterly filings as required by the CICA 3475 and SFAS 144.  The Company continues to evaluate the plan for the bioreagent business and disclose it appropriately per the Canadian and U.S. standards.

The significant accounting principles discussed in Note 1 were applied to all discontinued operation transactions.  In addition, the following accounting principals are specific to the bioreagent business transactions.  Revenue from product sales of the bioreagent business is recognized upon delivery to customers when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured.  Revenue also includes amounts charged for shipping and handling costs.

Inventories are valued at the lower of cost or net realizable value.  Assets initially purchased in 2003 by the bioreagent business are depreciated on a straight-line basis over the estimated useful life.  All other plant and equipment are recorded and depreciated as described in Note 1.

The operating results of the bioreagent business have been separately classified and reported as discontinued operations in the consolidated financial statements.  A summary of the components of discontinued operations in the Consolidated Statement of Operations was as follows:

(In thousands)	2004	2003	2002
Bioreagent sales	$5,772	$5,325	$5,672
Operating expenses	(4,074)	(3,777)	(3,658)
Other (expenses) income	(118)	(130)	10
Net income from discontinued operations	$1,580	$1,418	$2,024

The bioreagent business was previously reported in the segment disclosure of our quarterly and annual filings.  The income reported above does not include internal overhead and administrative overhead expense allocations that were assigned to this segment and which will continue to be incurred by the continuing entity.

A summary of the components of assets and liabilities of discontinued operations on the Consolidated Balance Sheets at December 31 was as follows:

(In thousands)	2004	2003
Assets of discontinued operations:
Cash and cash equivalents	$551	$247
Short term investments	515	—
Accounts receivable, net	589	456
Inventories	561	639
Prepaid expenses	15	28
Other current assets	60	22
Plant and equipment	156	190
Total assets of discontinued operations	$2,447	$1,582

Liabilities of discontinued operations
Accounts payable	$324	$408
Total liabilities of discontinued operations	$324	$408

A summary of the components of cash flows for discontinued operations for the years ended December 31 was as follows:

(In thousands)	2004	2003	2002
Net cash flows provided by operations activities	$909	$281	$—
Net cash flows used in investing activities	(605)	(34)	—
Net cash flows provided by financing activities	—	—	—
Net increase in cash	304	247	—
Cash and cash equivalents at the beginning of the period	247	—	—
Cash and cash equivalents at the end of the period	$551	$247	$—

13.                               INTERIM FINANCIAL INFORMATION – UNAUDITED

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

(In thousands except per share amounts)

	Quarter ended (b)
2004	March 31	June 30	September 30	December 31
Net revenues, Canadian and U.S. GAAP
From continuing operations	173	190	174	163

Research and development expenses, Canadian and U.S. GAAP from continuing operations	5,273	5,636	6,422	8,582

Net (loss) income, Canadian GAAP
From continuing operations	(6,818)	(7,029)	(8,367)	(9,631)
From discontinued operations	534	663	410	(27)
Net loss, Canadian GAAP	(6,284)	(6,366)	(7,957)	(9,658)

Basic and diluted (loss) income per common share, Canadian GAAP
From continuing operations (a)	(0.09)	(0.10)	(0.12)	(0.13)
From discontinued operations (a)	(0.00)	0.01	0.01	(0.00)
Total basic and diluted loss per common share	(0.09)	(0.09)	(0.11)	0.13

Net loss, U.S. GAAP (c)	(5,657)	(6,014)	(6,519)	(9,831)

Basic and diluted loss per common share, U.S. GAAP (a) (c)	(0.08)	(0.08)	(0.09)	(0.14)

	Quarter ended (b)
2003	March 31	June 30	September 30	December 31
Net revenues, Canadian and U.S. GAAP
From continuing operations	5,221	1,508	855	510

Research and development expenses, Canadian and U.S. GAAP from continuing operations	6,231	4,408	5,636	3,258

Net (loss) income, Canadian GAAP
From continuing operations	(2,881)	(4,677)	(6,034)	(4,071)
From discontinued operations	424	274	411	309
Net loss, Canadian GAAP	(2,457)	(4,403)	(5,623)	(3,762)

Basic and diluted (loss) income per common share, Canadian GAAP
From continuing operations (a)	(0.05)	(0.08)	(0.10)	(0.06)
From discontinued operations (a)	0.01	0.01	0.01	0.00
Total basic and diluted loss per common share	(0.04)	(0.07)	(0.09)	(0.06)

Net loss, U.S. GAAP (c)	(2,248)	(4,222)	(5,463)	(3,365)

Basic and diluted loss per common share, U.S. GAAP (a) (c)	(0.04)	(0.07)	(0.09)	(0.05)

(a)          Income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(b)         Amounts for the first, second and third quarters of 2004 and all quarters in 2003 have been reclassified to conform to the presentation of the bioreagent business as discontinued operations.

(c)          To conform to U.S. GAAP certain adjustments must be made.  See Note 11

Item 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                          CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over our financial reporting based on the framework in Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stressgen Biotechnologies Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Stressgen Biotechnologies Corporation.and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of  December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with auditing standards generally accepted in Canada and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements  as of and for the year ended December 31, 2004 of the

Company and our report dated March 14, 2005  expressed  an unqualified opinion on those financial statements and included explanatory paragraphs regarding (1) the Company’s adoption of CICA 3870, (2) the reporting of the bioreagent business as a discontinued operation and (3) the Company’s ability to continue as a going concern..

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 14, 2005

Item 9B.                          OTHER INFORMATION

None.

PART III

Item 10.  OUR DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Certain information about our directors and executive officers, the positions held by them and their ages as of March 14, 2005 are as follows:

Name	Age	Position	Residence
Gordon R. Barefoot (1)	53	Director	British Columbia, Canada

Joann Data, M.D., Ph.D. (2, 3)	60	Director	California, U.S.

Elizabeth M. Greetham (1)	55	Director	Bermuda

Ian Lennox (1, 2)	52	Director	Ontario, Canada

Margot Northey, Ph. D. (3)	65	Director	British Columbia, Canada

Jay M. Short, Ph.D. (2)	47	Director	California, U.S.

Daniel L. Korpolinski	62	Director, President and Chief Executive Officer	Michigan, U.S.

Howard T. Holden, Ph.D.	61	Vice President, Regulatory Affairs and Compliance	California, U.S.

Gregory M. McKee	41	Vice President, Corporate Development and Chief Financial Officer	California, U.S.

John R. Neefe, M.D.	61	Senior Vice President, Clinical Research	Pennsylvania, U.S.

Marvin I. Siegel, Ph.D.	58	Executive Vice President, Research and Development	Pennsylvania, U.S.

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Governance Committee

GORDON R. BAREFOOT joined our Board of Directors in October 2004.  Mr. Barefoot is the Senior Vice President of Finance and Chief Financial Officer of Terasen Inc. (formerly BC Gas Inc.), where he has served in various senior executive positions in Corporate Development, Strategic Planning and Multi-Utility Services since July 1998.  Mr. Barefoot also serves as the Chairman of the Board of Vancouver Community College and as a director of private companies Clean Energy Fuels Corporation, Customerworks and Fairbanks Sewer and Water Inc.  Before joining Terasen, Mr. Barefoot spent more than 20 years at Ernst & Young, where he was a partner of the firm. During his tenure with Ernst & Young, Mr. Barefoot worked for clients in industries including utilities, education, healthcare, mining, transportation, forestry and financial services. Mr. Barefoot received a B. Com (Hons.) from the University of Manitoba and is a Chartered Accountant.

JOANN L. DATA, M.D., PH.D. joined our Board of Directors effective October 1, 2001.  She has served at Amylin Pharmaceuticals, Inc. as Senior Vice President of Regulatory Affairs and Quality Assurance since August 1999.   While at Amylin, she provided regulatory and clinical consulting services to Cortex Pharmaceuticals, Inc. in 2002, 2003 and through November 2004 and to Allergan Pharmaceutics in 2003 through the present.  Dr. Data previously served as Executive Vice President, Product Development and Regulatory Affairs for CoCensys Inc. Her prior experience includes several positions at the Upjohn Company, including Corporate Vice President for Pharmaceutical Regulatory Affairs and Project Management, and a number of positions at Hoffmann-La Roche, including Vice President of Clinical Research and Development.  Dr. Data has been an adjunct assistant professor in medicine and pharmacology at Duke University Medical Center since 1982 and at Cornell Medical Center since 1986.  She earned her M.D. from Washington University School of Medicine and her Ph.D. in Pharmacology from Vanderbilt University.

ELIZABETH M. GREETHAM has served as one of our directors since September 2002.  Since December 2003 she has been the Chief Executive Officer and President of ACCL Financial Consultants.  From August 2000 to October 2003, she served as the Chief Executive Officer and Chairman of the Board of DrugAbuse Sciences, Inc., a private biopharmaceutical company in Hayward, California. From March 1999 to October 2003, she worked at the same entity as Chief Financial Officer and Senior Vice President, Business Development.  Before joining DrugAbuse Sciences, Ms. Greetham spent nearly a decade as a portfolio manager for Weiss, Peck & Greer, an institutional investment management firm.  She managed the WPG Life Sciences Funds, L.P., which invests in select biotechnology stocks.  She has over 25 years of investment experience as a portfolio manager and healthcare analyst in the U.S. and Europe.  Ms. Greetham also serves as a member of the Board of Directors of publicly traded Guilford Pharmaceuticals Inc. and King Pharmaceuticals, Inc.  Her prior board experience includes service on the boards of directors of Sangstat Medical Corporation, PathoGenesis Corporation and CliniChem Development Inc. Ms. Greetham earned a BSc and a MA (Hons.) from the University of Edinburgh, Scotland.

R. IAN LENNOX has served as one of our directors since May 2002 and our Chairman since May 6, 2003.  From April 2000 to May 2004, he served as President and Chief Executive Officer of Pharmaceutical & Biotechnology Markets, MDS Inc.  Prior to joining MDS Inc., Mr. Lennox was President and Chief Executive Officer of Phoenix International Life Sciences Inc. from 1999 to 2000, and President and Chief Executive Officer of Drug Royalty Corporation Inc. from 1997 to 1999.  Mr. Lennox also held many positions with Monsanto Company beginning in 1978, including President and Chief Executive Officer of Monsanto Company (Canada) Inc. from 1991 to 1997.  Mr. Lennox currently serves on the Board of Directors and audit committee of Cedara Software Corp. and on the board of directors of Labopharm Inc.  In the past he served on various boards of directors, including as the Chairman of the Boards of Drug Royalty Corporation Inc. and the Mississauga Hospital Foundation, and as director of Hemosol Inc., GenSci Regeneration Sciences Inc., Marsulex Inc. and the Mississauga Hospital.  Mr. Lennox attended the Columbia University School of Business and received his Masters of Business and HSBc. in Physiology and Pharmacology from the University of Western Ontario.

MARGOT NORTHEY, M.A., PH.D. joined our Board of Directors in June 2002. Dr. Northey was a professor and the dean of Queen’s School of Business, Queen’s University in Kingston, Ontario, from September 1995 to June 2002. She is also the author of several best-selling books on communications. Dr. Northey currently serves on diverse corporate boards, including the boards of public companies Aliant Inc., Norbord Inc., Fraser Papers Inc. and Alliance Atlantis Communications Inc., and privately held British Columbia Transmission Corp. and Wawanesa Insurance. She is a graduate of University of Toronto, with a M.A. and Ph.D. from York University.

JAY M. SHORT, PH.D. has served as one of our directors since March 1994. Dr. Short is a founding member of Diversa Corporation, and he has served as Chief Technology Officer and Director of the company since its inception in 1994.  He assumed the additional roles of President in 1998 and Chief Executive Officer in 1999.  Prior to joining Diversa Corporation, Dr. Short served as President of Stratacyte, Inc. and Vice President of Research and Development and Operations for Stratagene Cloning Systems both molecular biology companies.  Dr. Short serves as a Director for Invitrogen, a leading biotechnology company in the area of gene expression and Senomyx, Inc., a leader in discovering new and improved proprietary flavor and fragrance molecules.  Dr. Short received a B.A. in chemistry from Taylor University and a Ph.D. in biochemistry from Case Western Reserve University.

DANIEL L. KORPOLINSKI has served as our President and Chief Executive Officer, U.S. Operations, since March 2000, and as one of our directors and our President and Chief Executive Officer since May 2000. Mr. Korpolinski was President and Chief Executive Officer of Copley Pharmaceutical Inc., a generic pharmaceutical company, from September 1998 until the company was acquired by Teva Pharmaceutical Industries Ltd. in September 1999. He was also a director of Copley from August 1998 until its acquisition.  Between 1991 and 1996, Mr. Korpolinski served as the President and Chief Executive Officer of CoCensys Inc., a biotechnology company specializing in the development of therapeutics for the central nervous system.  From 1988 to 1991, Mr. Korpolinski was President of Adria Laboratories North America, an oncology company.  Mr. Korpolinski started his career in the pharmaceutical industry with the Upjohn Company, where he spent 24 years, ultimately in the capacity as an Executive Director of several pharmaceutical business groups.  He received his B.S. from Niagra University in New York.

HOWARD T. HOLDEN, PH.D. has served as Vice President, Regulatory Affairs and Compliance of Stressgen Biotechnologies, Inc. since July 1, 2002.  He served as Vice President,

Regulatory Affairs and Compliance with Ligand Pharmaceuticals from September 1992 until he joined us.  Prior to his employment with Ligand, Dr. Holden was Senior Director, Worldwide Regulatory Affairs at Parke-Davis Pharmaceutical Research Division of the Warner-Lambert Company (now Pfizer, Inc.).  Dr. Holden also spent 14 years at the NCI as Section Head/Senior Investigator in the Cancer Therapy Evaluation Program and the Biological Response Modifiers Program.  He received a B.A. in zoology from Drew University and a Ph.D. in microbiology from the University of Miami.

GREGORY M. McKEE has served as our Vice President, Corporate Development and Chief Financial Officer since January 15, 2004.  From June 2003 to mid-January 2004, he was our Vice President, Corporate Development and Strategic Planning.  From July 2000 through June 2003, Mr. McKee served as Senior Director, Corporate Development for Valentis, Inc., a San Francisco based gene therapy company. Prior to his employment with Valentis, from June 1996 through December 1999, Mr. McKee served in several management positions at Genzyme Corporation, a biotechnology company. Mr. McKee also spent five years in investment banking. Mr. McKee graduated with a B.A. degree in Economics from the University of Washington, an M.A. in International Studies from The Joseph H. Lauder Institute at the University of Pennsylvania and earned an MBA from the Wharton School.

JOHN R. NEEFE, M.D. became the Senior Vice President Clinical Research of Stressgen Biotechnologies, Inc. in mid-2002, after serving as Vice-President, Clinical Research and Regulatory Affairs starting in December 1998.  Prior to joining us in 1998, Dr. Neefe served as Vice President, Clinical Oncology and International Director of Clinical Oncology at Sanofi Research Division, Sanofi Pharmaceuticals from mid-1995 to December 1998.  From 1993 until its acquisition by Sanofi in 1995, Dr. Neefe was Senior Director of Sterling-Winthrop, leading the company’s clinical oncology drug development unit.  Dr. Neefe has also held the position as director of Clinical Research at Centocor, has attained academic appointments at the University of Kentucky and at Georgetown University and held a research position at the NCI.  Dr. Neefe received his B.A. from Harvard University and his M.D. from the University of Pennsylvania School of Medicine.

MARVIN I. SIEGEL, PH.D. has served as the Executive Vice President, Research & Development of Stressgen Biotechnologies, Inc. since February 1997.  Dr. Siegel was a director of Delta Pharmaceuticals, Inc., a Chapel Hill, North Carolina pharmaceutical company between 1997 and 1999.  From February 1995 to February 1997, Dr. Siegel was Vice President in charge of science and research and development, Terrapin Technologies Inc., a San Francisco, California private company specializing in drugs for allergy, oncology and diabetes, which is now a public company known as Telik Inc.  Dr. Siegel was a senior executive with Schering-Plough Research Institute in Kenilworth, N.J., from May 1982 to February 1994, where he was responsible for biological research in immunology and allergy.  From August 1975 to May 1982, Dr. Siegel was a research scientist at Burroughs Wellcome Company in Research Triangle Park, NC.  He has attained academic appointments at Rutgers University and at the School of Medicine of the University of North Carolina at Chapel Hill. Dr. Siegel received his B.S. from Lafayette College, his M.A. from Columbia University and his Ph.D. from The Johns Hopkins University School of Medicine in 1973. He is a Fellow of the American Academy of Asthma, Allergy and Immunology and of the American Institute of Chemists.

The term of office of each director continues until the next annual general meeting of our shareholders.  Each officer serves at the discretion of our Board of Directors.  Our Articles permit the authorized number of directors to range from three to fifteen directors.  We currently have seven directors and no vacancies.

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

Composition of the Audit Committee

The Audit Committee meets with our financial management and the independent auditors to review and inquire into matters affecting financial reporting matters, the system of internal accounting and financial controls and procedures and audit procedures and plans.  This Committee also makes recommendations to our Board of Directors regarding the appointment of independent auditors.  In addition, the Audit Committee reviews and recommends for approval to our Board of Directors our annual financial statements, annual report and certain other documents regulatory authorities require.  The Audit Committee is also responsible for approving the policies under which our financial management may invest the funds in excess of those required for current operations.  The charter of the Audit Committee is set forth in Exhibit 99.1.  In 2004, the Audit Committee met eight times.  The current members of the committee are Gordon Barefoot, Elizabeth Greetham and Ian Lennox, none of whom is one of our current or former officers.  The Board of Directors has determined that all three members of the Audit Committee are:

•                  audit committee financial experts under the definition of the U.S. Securities and Exchange Commission;

•                  independent directors as defined by the Toronto Stock Exchange Company Manual

•                  independent as defined by Canada’s Multilateral Instrument 52-110 (Audit Committees); and

•                  financially literate under the policies of the policies of the Canadian Securities Administrators.

Composition of the Governance Committee

The Governance Committee is responsible for identifying, evaluating and recommending nominees for our Board of Directors and reviewing incumbent directors for re-election to our Board of Directors.  Incumbent and potential new directors are evaluated by this Committee with the objective of obtaining a balanced mix of Board members with the experience and expertise to ensure that our Board of Directors is composed of individuals who will best serve our interests and assist management in reaching our strategic goals.  The Governance Committee met once in 2004. The current members of the Governance Committee are Margot Northey and Joann Data.  The Governance Committee will consider nominees for directors that are recommended by shareholders.  Submissions should be directed to the Governance Committee in care of our corporate secretary and general counsel at the address set forth on the cover of this report.

Composition of the Compensation Committee

The Compensation Committee is responsible for establishing and monitoring our long range plans and programs for attracting, training, developing and motivating employees.  This Committee reviews recommendations for the appointment of persons to senior executive positions, considers terms of employment, including succession planning and matters of compensation and recommends any awards of over 20,000 shares to one individual under our 2001 Equity Incentive Plan.  The Compensation Committee also reviews all compensation for executive officers reporting directly to the Chief Executive Officer, including the Named Executive Officers, for market comparability and reasonableness in light of the performance and realization of pre-established objectives of the executive officers. In 2004, this committee met six times.  The current members of the committee are Joann Data, Ian Lennox and Jay Short.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees including the Named Executive Officers defined below.  Copies of our current Code of Ethics may be requested from our corporate secretary and general counsel at the address set forth on the cover of this report for no charge.

Item 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

We hold annual elections for the members of the Board of Directors. In the aggregate, the non-employee directors earned $202,750 for their service in 2004.  Each of our non-employee directors is entitled to receive $10,000 annually other than the Chairman of the Board, who is entitled to receive $25,000 annually.  In addition, the head of our Audit Committee receives $5,000, and the heads of our Compensation and Governance Committees receive $2,500 annually.  Each director receives $1,000 for board or committee meetings attended in person, or $500 for meetings attended by teleconference. Board compensation is paid twice a year, after the annual general meeting and around the end of the year.  We also reimburse directors for expenses incurred on our behalf, including expenses associated with attendance at meetings of our Board of Directors.

The Board of Directors agreed it would not receive annual option grants in 2004.  Gordon Barefoot, who joined the board in 2004, was granted an initial option to acquire 30,000 shares, exercisable at the price per share that equals the closing sales price reported on the TSX from the date before he joined the board.

Compensation of Executive Officers

The following table sets forth, in U.S. dollars, all compensation awarded or paid to and earned by, our Chief Executive Officer, the four most highly compensated executive officers who were serving as executive officers at the end of 2004 (collectively, the “Named Executive Officers”) for services rendered during the years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table, in U.S. Dollars

	Annual compensation							Long term compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		Securities Underlying Options

Daniel L. Korpolinski	2004	$395,200		$—		$91,290	(2)	—
President and Chief Executive Officer	2003	395,200		95,000		106,269	(2)	150,000	(8)
	2002	380,000		136,800		143,832	(2)	100,000

Howard T. Holden, Ph.D.	2004	$279,761		$24,188		—		—
Vice President, Regulatory Affairs and Compliance	2003	270,300		33,788		—		30,000	(8)
	2002	132,500	(3)	63,125	(4)	—		100,000

Gregory M. McKee	2004	$223,502		$24,375		—		—
Vice President, Corporate Development and Chief Financial Officer	2003	115,312	(5)	15,000		28,823	(6)	175,000

John R. Neefe, M.D.	2004	$300,492		$24,188		—		—
Senior Vice President,	2003	294,600		36,825		—		50,000	(8)
Clinical Research	2002	286,000		60,000		—		50,000

Marvin I. Siegel, Ph.D.	2004	$269,400		$14,513		—		—
Executive Vice President, Research and Development	2003	269,400		33,675		1,983	(7)	30,000	(8)
	2002	261,500		42,500		2,078	(7)	30,000

(1)	Intentionally omitted.
(2)

Amount includes medical premiums, life insurance premiums, automobile costs, and amounts paid under Mr. Korpolinski’s contract to compensate for the differential between the Canadian and U.S. effective tax rates. The cost of Mr. Korpolinski’s San Diego housing is included in his compensation through August 31, 2004.

(3)	Dr. Holden commenced employment on July 1, 2002.
(4)	Amount includes a $30,000 signing bonus and a $33,125 bonus granted in February 2003 relating to Dr. Holden’s performance from July 1, 2002 through December 31, 2002.

(5)	Mr. McKee commenced employment on June 9, 2003.
(6)	Amount includes relocation costs.
(7)	Amount includes long-term disability premiums.
(8)	Granted in 2003 based on 2002 performance.

Stock Option Grants and Exercises in Last Fiscal Year

Historically, we have granted options to our executive officers to purchase our common stock under our 2001 Equity Incentive Plan.  However, no options were granted to the Named Executive Officers during the fiscal year ended December 31, 2004.

Once the 2001 Plan was approved by our shareholders, we ceased to grant options under our 1996 Share Incentive Plan.  As of December 31, 2004, options to purchase a total of 2,896,713 shares were issued and outstanding under the 2001 Plan and 1,800,886 shares were outstanding under the 1996 Plan.  Options to purchase 599,338 shares remained available for grant under the 2001 Plan.

Aggregated Option Exercises in Last Fiscal Year

And Fiscal Year-End Option Values

The following table sets forth certain information as of December 31, 2004, regarding options held by the Named Executive Officers.  There were no stock appreciation rights outstanding on December 31, 2004.

	Shares		Unexercised Options at		Value of Unexercised In-The-Money Options
	Acquired on	Aggregate Value	December 31, 2004		as of FY-End (Cdn. $)
Name	Exercise	Realized (Cdn. $)	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel L. Korpolinski	—	—	1,188,888	61,112	$—	$—
Howard T. Holden, Ph.D.	—	—	78,749	51,251	$—	$—
Gregory M. McKee	—	—	65,624	109,376	$—	$—
John R. Neefe, M.D.	—	—	174,166	20,834	$—	$—
Marvin I. Siegel, Ph.D.	—	—	142,499	12,501	$—	$—

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Daniel L. Korpolinski has been employed as President and Chief Executive Officer since March 8, 2000.  He is employed under an amended and restated employment agreement dated September 1, 2004.  The agreement provides for a base salary of US$395,200 and eligibility for incentive compensation of up to 40% of his base salary.  In addition, Mr. Korpolinski and our Board of Directors agreed in principle that Mr. Korpolinski may be eligible for a special bonus in an amount to be agreed in the event of a transaction that the Board of Directors determines substantially increases the value of Stressgen to its shareholders, such as new capital formation or regulatory and commercial milestones. In the event of a termination or significant change in responsibilities in connection with an acquisition, directly or indirectly, of more than 50% of our issued voting shares, Mr. Korpolinski would receive an amount equal to his “Average Salary”

(defined as his base salary plus an average of the annual bonus, if any, awarded for the preceding three fiscal years, but excluding any special bonus) for 18 months.  His employee benefits would continue during that period.  After such a change of control, all unvested stock options Mr. Korpolinski holds would vest immediately and be exercisable for six months.  In the event of a termination without cause, Mr. Korpolinski would receive a severance package equivalent to 18 months of his Average Salary, payable in equal monthly installments, and employee benefits during the 18 months.

Dr. Howard T. Holden, our Vice President, Regulatory Affairs and Compliance, is employed under an agreement dated May 8, 2002.  In 2004 Dr. Holden received a base salary of US$279,761 under this agreement.  He also is eligible for an annual bonus of up to 25% of his base salary, depending upon the achievement of corporate goals and the measure of his individual performance as determined by the Chief Executive Officer in consultation with the Board of Directors.  In addition, to serve as incentive compensation in lieu of a 2004 option grant, Dr. Holden will be eligible for an incentive bonus of up to $8,062.50 if specific HspE7 development program milestones contemplated by our 2005 business plan are achieved by June 30, 2005.  In the event that Dr. Holden is terminated without cause, he is entitled to six months of severance payments.  Dr. Holden is also entitled to 12 months of his base salary as severance payments in the event of termination or significant change in title or responsibilities within 12 months after a specified change in control.   Dr. Holden’s stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.

Mr. Gregory M. McKee, our Vice President, Corporate Development and Chief Financial Officer, is employed under an agreement dated June 9, 2003.  In 2004, Mr. McKee received a base salary of US$223,502 under this agreement.  Mr. McKee is eligible for an annual bonus of up to 25% of his base salary, depending upon the achievement of corporate goals and the measure of his individual performance as determined by the Chief Executive Officer in consultation with the Board of Directors. In addition, to serve as incentive compensation in lieu of a 2004 option grant, Mr. McKee will be eligible for an incentive bonus of up to $8,125 in 2005 based on capital formation the board of directors considers to be successful. In the event that Mr. McKee is terminated without cause, he is entitled to nine months of severance payments.  Mr. McKee is also entitled to severance payments equal to nine months base salary in the event of a termination or constructive termination within two years after a change in control.  Mr. McKee’s stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.

John R. Neefe, M.D., our Senior Vice President, Clinical Research, is employed under an employment agreement dated December 14, 1998, as amended on December 16, 1999.  In 2004, Dr. Neefe’s base salary was US$300,492 under this agreement. He is eligible for an annual bonus of up to 20% of his base salary based on performance as determined by the Chief Executive Officer in consultation with the Board of Directors.  In addition, to serve as incentive compensation in lieu of a 2004 option grant, Dr. Neefe will be eligible for an incentive bonus of up to $8,062.50 if specific HspE7 development program milestones contemplated by our 2005 business plan are achieved by June 30, 2005. In order to terminate Dr. Neefe’s employment for other than just cause, we must provide Dr. Neefe with 12 month’s prior notice.  Dr. Neefe is also entitled to severance payments equal to his last two years’ compensation in the event of termination within 12 months’ after a change in ownership of our common stock within any three month period of at least 50% which results in a change in the majority of the members of our Board of Directors.  Dr. Neefe’s stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.  Stock options granted under the 1996 Plan become fully exercisable after a specified change in control.

Marvin I. Siegel, Ph.D., our Executive Vice President, Research and Development, is employed under an employment agreement dated February 5, 1997, as amended on January 11, 1999.  In 2004, Dr. Siegel’s base salary was US$269,400 under this agreement. He is eligible for a bonus based on exemplary service as determined by the Chief Executive Officer in consultation with the Board of Directors.  In addition, to serve as incentive compensation in lieu of a 2004 option grant, Dr. Siegel will be eligible for an incentive bonus of up to $4,837.50 if specific HspE7 development program milestones contemplated by our 2005 business plan are achieved by June 30, 2005.  In the event that Dr. Siegel is terminated without cause, he is entitled to 12 months notice or severance payments.  Dr. Siegel is also entitled to severance payments equal to 24 months base salary in the event of termination within 12 months after an acquisition of more than 50% of our outstanding shares as a result of which a majority of the members of our Board of Directors change within 3 months.  Dr. Siegel’s stock option agreements under the 2001 Plan provide that the vesting and exercisability of his options will accelerate in full in the event his employment is involuntarily terminated without cause or voluntarily terminated for specified reasons within 24 months after a specified change in control.  Stock options granted under the 1996 Plan become fully exercisable after a specified change in control.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 8, 2005 with respect to (i) each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) our Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year (together, the “Named Executive Officers”) and (iv) all of our directors and executive officers as a group.  Except as set forth below, each of the named persons has sole voting and investment power with respect to the shares shown.

Beneficial Owner of Common Stock (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)(3)	Percent of Class of Common Stock (2)(3)

Fidelity Management & Research Company (4) Fidelity Management Trust Company 82 Devonshire Street Boston, MA 02109 and Fidelity International Limited 42 Crow Lane Penbroke, Bermuda	5,847,700	8.1%
RBC Asset Management, Inc. (5) Royal Trust Tower, Suite 3800 P.O. Box 121, Toronto Dominion Centre 77 King Street West Toronto, ON M5K 1H1 Canada	5,341,400	7.4%
Gordon Barefoot	15,000	*
Joann L. Data, M.D., Ph.D.	55,000	*
Ian Lennox	55,000	*
Elizabeth Greetham	45,000	*
Margot Northey	45,000	*
Jay M. Short, Ph.D (6)	117,000	*
Daniel L. Korpolinski	1,228,499	1.7%
Howard Holden, Ph.D.	93,331	*
Gregory M. McKee	80,207	*
John R. Neefe, M.D.	190,832	*
Marvin I. Siegel, Ph.D.	164,499	*
All Directors and Executive Officers as a Group (11 persons)	2,089,368	2.9%

*Less than one percent

(1)                                  This table is based upon information known to Stressgen or supplied by its officers, directors and principal shareholders.  Except as shown otherwise in the table, the address of each person listed is in the care of Stressgen Biotechnologies, Inc., 6055 Lusk Boulevard, San Diego, California 92121.

(2)                                  Except as otherwise indicated in the footnotes of this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable within 60 days of March 8, 2005 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(3)                                  In the case of the individuals listed below, the number of shares beneficially owned includes a specified number of shares issuable upon exercise of stock options exercisable within 60 days of March 8, 2005: Mr. Barefoot (15,000); Dr. Data (55,000); Mr. Lennox (55,000); Ms. Greetham (45,000); Ms. Northey (45,000); Dr. Short (95,000); Mr. Korpolinski (1,212,499); Dr. Holden (93,331); Dr. Neefe (182,499) and Dr. Siegel (147,499).  Percentage of beneficial ownership is based upon 72,506,403 shares of our common stock deemed outstanding as of March 8, 2005.

(4)                                  Information from an Early Warning Report filed on the System for Electronic Document Analysis and Retrieval for the Canadian Securities Administrators (www.sedar.com) on November 9, 2004.

(5)                                  Information from RBC Asset Management Inc.

(6)                                  Mr. Short disclaims beneficial ownership of 22,000 shares of common stock, which are held by the Ryco 2001 Family Trust on beha-lf of Mr. Short and his immediate family.

Equity Compensation Plans

We have two plans under which directors, employees and in some cases consultants, have been granted equity compensation. Both plans were approved by our shareholders.   The following table aggregates as of December 31, 2004 the data from the two plans, a 1996 Share Incentive Plan and a 2001 Equity Incentive Plan:

Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
4,697,599	$4.07	599,338

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information presented below is denominated in U.S. dollars unless otherwise noted.

Audit Fees

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) performed services related to the audit of our financial statements for the year, including assessment of our internal controls under the Sarbanes-Oxley Act and for the reviews of our interim financial statements.  The amount billed related to the years ended December 31, 2004 and 2003 was $604,000 and $110,000, respectively.  Of these amounts, $14,000 and $20,000 related to translation services performed in 2004 and 2003 respectively.

Audit-Related Fees

We paid Deloitte Entities approximately $3,000 and $4,000 during the years ended December 31, 2004 and 2003, respectively, related to audit-related services.  The nature of these services related to review and comment regarding revised MD&A disclosure requirements in Canada.

Tax Fees

During the years ended December 31, 2004 and 2003, we paid Deloitte Entities aggregate fees and related expenses of $85,000 and $64,000 for preparation of our income tax returns and other tax consulting.

All Other Fees

We incurred fees for other professional services rendered by Deloitte Entities of approximately $95,000 and $57,000 during the years ended December 31, 2004 and 2003, respectively.  In 2004, these services related to the equity offering we began in September 2004.  In 2003, these services related primarily to support of our 2003 equity offering.

Generally, before we engage Deloitte Entities to render audit or non-audit services, the engagement is approved by our audit committee.  Our audit committee reviews written engagement letters prepared by Deloitte Entities for engagements such as the annual audit.  It has also pre-approved the engagement of Deloitte Entities for tax matters including the preparation of federal, provincial and state income tax returns pursuant to specific pre-approval guidelines established by the audit committee.  In 2004, 2% of the services were approved by the audit committee retroactively.  Management engaged Deloitte Entities to perform these services in compliance with audit committee policy, and informed the audit committee of each such service thereafter. For purposes of the Canadian Securities Administrators rules regarding Audit Committees in Multilateral Instrument 52-110 we relied on the exemption in Section 2.4, entitled De Minimis Non-Audit services.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)  Financial Statements

Our financial statements are included herein under Item 8 of this Annual Report.

(2)  Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3)  Exhibits

Exhibit No.	Description
3.9(A)	Articles of Continuance of the Company
3.10(A)	By-Laws of the Company
4.4 (A)	Form of Stock Certificate
10.1(B)	License Agreement dated November 29, 1992 among Whitehead Institute for Biomedical Research, MIT and the Company, as amended (1)
10.2(B)	Lease for the Company’s offices in Victoria, British Columbia
10.10(B)	1996 Share Incentive Plan
10.12(C)	2001 Equity Incentive Plan
10.13(C)	Form of Executive Stock Option Agreement
10.15(D)	Restructured and Restated HspE7 Collaboration Agreement dated December 1, 2003 among the Company, Stressgen Development Corporation, F.Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (1)
10.16(E)	Biological Services Agreement dated January 27, 2004 between Stressgen Development Corporation and Avecia Limited (1)
10.17(F)	Employment Agreement dated September 1, 2004 between the Company and Daniel Korpolinski
10.18(G)	Summary Sheet describing management incentive bonuses established November 3, 2004
21.3(H)	List of Subsidiaries
23.1	Independent Registered Public Accountants’ Consent
24.1	Power of Attorney (Included on the signature page of this Annual Report on Form 10-K)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32	Section 1350 Certification
99.1	Charters of the Board of Directors and its Committees

(A) Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 2, 2001

(B) Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000, as filed with the Commission on April 2, 2001

(C) Incorporated by reference to Exhibit 99.1 and 99.2 of the Company’s Registration Statement on Form S-8, as filed with the Commission on May 30, 2001

(D) Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, as filed with the Commission on February 19, 2004

(E) Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Commission on May 6, 2004.

(F) Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on October 18, 2004.

(G) Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K that addresses items 1.01, 5.02, and 7.01, as filed with the Commission on February 24, 2005.

(H) Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002, as filed with the Commission on February 10, 2003

(1) Portions of this Exhibit were omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRESSGEN BIOTECHNOLOGIES CORPORATION

Date March 14, 2005	BY:	/s/ Daniel L. Korpolinski
Daniel L. Korpolinski
President and Chief Executive Officer

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to section 12 of the Act.

As of the date hereof, no annual report for the 2004 fiscal year or proxy materials have been sent to our shareholders.  An annual report and proxy materials will be furnished to shareholders and the Securities and Exchange Commission on or about April 9, 2005.

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

Signature	Title	Date

/s/ Daniel L. Korpolinski	Chief Executive Officer, President and Director	March 14, 2005
Daniel L. Korpolinski	(Principal Executive Officer)

/s/ Gregory M. McKee	Vice President, Corporate Development and Chief Financial Officer	March 14, 2005
Gregory M. McKee	(Principal Financial and Accounting Officer)

/s/ Gordon Barefoot	Director	March 14, 2005
Gordon Barefoot

/s/ Joann L. Data	Director	March 14, 2005
Joann L. Data, M.D., Ph.D.

/s/ Ian Lennox	Chairman of the Board of Directors	March 14, 2005
R. Ian Lennox

/s/ Margot Northey	Director	March 14, 2005
Margot Northey

/s/ Jay Short	Director	March 14, 2005
Jay Short