Form 10-Q
period 2005-03-31
STRESSGEN BIOTECHNOLOGIES CORP
filed 2005-05-10
CIK 1064990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12570

STRESSGEN BIOTECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	N/A
(State of incorporation)	(IRS Employer Identification No.)
350-4243 Glanford Avenue
Victoria, British Columbia V8Z 4B9	92121
Parent of Stressgen Biotechnologies, Inc.	(zip code)
6055 Lusk Boulevard
San Diego, CA
(Address of principal executive offices)

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

   As of May 6, 2005 the registrant had approximately 72,506,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

Stressgen Biotechnologies Corporation

(Unaudited)

Consolidated Balance Sheet

(Canadian dollars) (In thousands, except share information)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,619	$8,538
Short-term investments	7,869	13,040
Prepaid expenses (Note 4)	3,043	2,196
Deferred development expenses, current portion (Note 4)	81	1,747
Assets of discontinued operations (Note 10)	2,302	2,447
Other current assets	101	563
Total current assets	19,015	28,531

Plant and equipment (Note 3)	1,312	1,481
Deferred development expenses, net of current portion	142	162
	$20,469	30,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 3)	$4,965	$7,862
Deferred revenue, current portion	644	641
Notes payable, current portion (Note 3)	361	369
Liabilities of discontinued operations (Note 10)	297	324
Total current liabilities	6,267	9,196

Long-term liabilities:
Deferred revenue, net of current portion	1,128	1,282
Notes payable, net of current portion (Note 3)	66	145
Total long-term liabilities	1,194	1,427

Total liabilities	7,461	10,623

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common shares and other equity — no par value; unlimited shares authorized, 72,506,403 shares issued and outstanding at March 31, 2005 and December 31, 2004	216,412	216,412
Contributed surplus	15,667	15,488
Accumulated deficit	(219,071)	(212,349)
Total stockholders’ equity	13,008	19,551
	$20,469	$30,174

See accompanying notes to consolidated financial statements

Stressgen Biotechnologies Corporation

Consolidated Statement of Operations and Accumulated Deficit

(Unaudited)

(Canadian dollars) (In thousands, except per share amounts)

	Three months ended,
	March 31,
	2005	2004
Revenue:
Collaborative R&D revenue	$163	$173

Operating expenses:
Research and development	5,539	5,273
Selling, general and administrative	2,006	2,095
	7,545	7,368

Operating loss	(7,382)	(7,195)

Other income (expenses):
Interest and other income	359	354
Net foreign exchange (loss) gain	(102)	51
Interest expense	(14)	(28)
	243	377
Net loss from continuing operations	(7,139)	(6,818)
Net income from discontinued operations (Note 10)	417	534

Net loss	(6,722)	(6,284)

Accumulated deficit, beginning of period	(212,349)	(150,294)
Cumulative effect of change in accounting principle	—	(32,950)
Accumulated deficit, end of period	$(219,071)	$(189,528)

Basic and diluted (loss) income per common share:
From continuing operations	$(0.10)	$(0.09)
From discontinued operations	$0.01	$0.00
	$(0.09)	$(0.09)

Weighted average number of common shares used to compute basic and diluted loss per common share (in thousands)	72,506	72,498

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Canadian dollars in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,722)	$(6,284)
Net income from discontinued operations	(417)	(534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	154	134
Loss on disposal of plant and equipment	—	15
Amortization of stock compensation expense	168	631
Unrealized foreign exchange loss	10	6
(Gain) loss on market value of investments	(125)	6
Changes in operating assets and liabilities:
Collaborative accounts receivable	—	277
Prepaid expenses	(847)	22
Deferred development expenses, current portion	1,666	(1)
Other current assets	462	(172)
Deferred development expenses, net of current portion	20	18
Accounts payable and accrued liabilities	(2,897)	(295)
Deferred revenue	(151)	(135)
Net cash used in operating activities of continuing operations	(8,679)	(6,312)
Net cash provided by discontinued operations (Note 10)	564	10
Net cash used in operating activities	(8,115)	(6,302)

Cash flows from investing activities:
Purchase of short-term investments	(2,572)	(20,919)
Sales and maturities of short-term investments	8,044	10,935
Purchase of plant and equipment	(3)	(130)
Net cash provided by (used in) investing activities	5,469	(10,114)

Cash flows from financing activities:
Repayment of borrowings	(87)	(117)
Proceeds from issuance of common shares	—	36
Share issue costs	—	(81)
Net cash used in financing activities	(87)	(162)

Effect of exchange rate changes on cash and cash equivalents	(186)	(11)
Decrease in cash and cash equivalents	(2,919)	(16,589)
Cash and cash equivalents, beginning of period	8,538	19,749
Cash and cash equivalents, end of period	$5,619	$3,160
See Note 8 for non-cash disclosures

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a history of recurring losses from operations and has an accumulated deficit of $219,071,000 as of March 31, 2005.  The nature of the Company’s business requires significant spending on R&D activities. Due to the history of losses, high cash burn on R&D activities and the loss of bioreagent revenue as a result of the sale of that business, the Company is closely monitoring its cash resources.  Based upon the sale of its reagent business and its current business plan including the recent reduction in headcount and review of timelines regarding the HspE7 program, assuming the Company raises approximately $5,000,000, it will have sufficient resources to fund operations through the first quarter 2006.  Based upon its current forecast, if the Company does not raise at least that amount of cash it may need to modify or cancel agreements with external contractors, and make further changes to staffing levels which would impact the development timelines of HspE7.  Under this scenario, the Company will have resources to fund operations through the end of 2005.

Basis of presentation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation. Prior year balances have been reclassified to conform to current year presentation as a result  of the sale of the bioreagent business which has been presented as a discontinued operation (Note 10).

Financial statements and estimates

The accompanying unaudited financial statements for Stressgen for the three months ended March 31, 2005 and 2004, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles (Canadian GAAP), and conform in material respects with accounting principles generally accepted in the United States of America (U.S. GAAP), except as discussed in Note 9.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2004 Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian GAAP and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission rules and regulations.  Interim results are not necessarily indicative of results for the full year.

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

Revenue recognition

Revenue from collaborative research and development arrangements may include multiple elements within a single contract.  The Company’s accounting policy complies with the revenue determination requirements set forth in Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and Emerging Issues Committee (EIC) 142, Revenue Arrangements with Multiple Deliverables, relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  Payments received under collaborative arrangements may include the following:  non-refundable fees at inception of contract for technology rights; funding for services performed; milestone payments for specific achievements; and payments based upon resulting sales of products.

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

Clinical trial accruals

The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods when the expenses are incurred.  The Company recognizes clinical trial costs in three distinct phases that correspond with the period during which the services are performed:  the start-up phase, the patient accrual phase, and the close-out phase. The start up portion of the trial contract is accrued during the trial planning and protocol writing period.  The per patient accrual cost is recognized as each patient enters the trial.  The close-out portion of the trial is recognized as the final analyses of patient data are prepared.  Based on the design of the trial including number of patients, number of clinical sites, method of treatment, and follow-up, the proportion of the cost of each phase could vary from trial to trial.  In addition the Company evaluates the nature and structure of each clinical trial contract and adjusts the algorithm, if necessary, to capture expenses in the appropriate period.  As each trial continues, the Company evaluates the total contract costs and makes adjustments accordingly. Changes to the cost estimates are charged or credited to R&D expense in the appropriate period based on the facts and timing of the adjustment.

Stock-based compensation plan

In September 2003, the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870 (CICA 3870), to provide the same alternative methods of transition as is provided in the U.S. for voluntary adoption of the fair value based method of accounting.   In January 2004, the Company

adopted CICA 3870.  As a result the Company recorded a $32,950,000 cumulative change in accounting principle in the quarter ended March 31, 2004.  This standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method.  The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets.  Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.  No awards were made that would result in recording a liability.

The Company has two stock-based compensation plans, which are described in Note 5.  The Company grants options with an exercise price equal to the fair market value of the underlying common stock.  Under the principles of CICA 3870, compensation expense is recognized on a straight-line basis over the vesting period of the grant based on the estimated fair value at the time of grant using the Black-Scholes method.  Any consideration paid by directors, employees and others on exercise of stock options together with the fair value of such options is credited to common shares.

The Company recorded expense of $168,000 related to continuing operations and $11,000 related to discontinued operations for the three months ended March 31, 2005, representing the amortization of the fair value of compensation based on the vesting period of stock options granted to employees and directors.  The Company recorded expense of $631,000 related to continuing operations and $32,000 related to discontinued operations for the three months ended March 31, 2004.  The weighted-average per-share fair values of the individual options granted during the three months ended March 31, 2005 and 2004 were $0.22 and $0.95, respectively.   The fair value of the options was determined using a Black-Scholes option-pricing model with the following average assumptions:

	For the three months ended March 31,
	2005	2004
Dividend yield	0%	0%
Volatility	66%	69%
Risk-free interest rate	3.7%	3.2%
Expected life	4 years	4 years

Concentration of credit risk

The Company invests its excess cash principally in investment grade government and corporate debt securities.  The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity.  These guidelines are periodically reviewed and modified to reflect changes in market conditions.  The Company has not experienced any significant losses on its cash equivalents or short-term investments.  However, the Company recorded write-downs of its fixed income investment portfolio in 2004 of $293,000.  The write-downs were due principally to a decrease in the market value of one bond which is still held.  The market value of this particular bond has been fluctuating since the initial write down was recorded in 2003.  In the first quarter of 2005, approximately $128,000 of the write-downs was reversed when a portion of the securities which contributed to the write-downs was sold.

At March 31, 2005 and December 31, 2004, approximately 58% and 48% of cash, cash equivalents and short-term investments were held in U.S. dollars.  At March 31, 2005 and December 31, 2004 approximately 38% and 36% of our cash, cash equivalents and short-term investments were held in British pounds.

The Company has derived 100% of its collaboration revenue from Roche.

Net loss per share

Net loss from continuing and discontinued operations per share is computed using the weighted average number of common shares outstanding.  Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents (including options and warrants) in the number of shares used for the diluted computation would be anti-dilutive.   For the three months ended March 31, 2005 and 2004, approximately 10,185,000 and 9,801,000, respectively, in the form of exercisable options and warrants have been excluded from the shares outstanding for the diluted computation as the inclusion would result in a smaller net loss per share.

Deferred expenses

The Company incurred costs in conjunction with its financing efforts in the fourth quarter of 2004 and first quarter of 2005.  As of December 31, 2004, the costs associated with the financing were classified as deferred expenses included within “Other current assets” on the Consolidated Balance Sheet.  However, in April 2005, the Company announced that it elected to withdraw the amended and restated preliminary prospectus in connection with the proposed offering of common shares.  See Note 11 for further discussion of the subsequent event.  Therefore, subsequent to March 31, 2005, the Company determined that it was appropriate to reflect these costs totaling approximately $550,000 as a selling, general and administrative expense on the March 31, 2005 Consolidated Statement of Operations and Accumulated Deficit.

2.                                      COLLABORATIVE AGREEMENT

On December 2, 2003, the Company announced it had restructured its June 24, 2002 collaboration agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”), providing for the development and commercialization of the pharmaceutical fusion product candidate, HspE7.  Under the restructured terms Roche was granted an option to license the first generation HspE7 product, a license to develop a second generation HspE7 product, and an option to negotiate rights to the Company’s CoValTM fusion product candidates for the treatment of cancer and hepatitis C.

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

The Company recorded collaborative R&D revenue of $163,000, and $173,000 during the quarters ended March 31, 2005 and 2004, respectively. Collaborative R&D revenue during both periods relates principally to the amortization of upfront license fees in accordance with CICA Accounting Standards Board recommendations, section 3400, Revenue, and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.

By paying additional fees, Roche can exclusively develop the second generation HspE7 product.  In such case Roche would be required to pay the costs of development, manufacturing and commercialization of the product and to make payments to us upon the achievement of defined milestones. We would also receive tiered, progressive sales-based payments that we believe are competitive with other agreements of this stage and type.  Commercial success payments of up to approximately $102,816,000 become payable depending upon the aggregate net sales of either or both generations of the HspE7 products. The restructured collaboration agreement gives us the right to discuss, negotiate and execute an alternative agreement with a third-party for the development and commercialization of HspE7 through a license, partnership, joint venture or similar transaction.  After March 31, 2005 and through the end of the option period, Roche can terminate this right by paying us a fee, which we expect would be either approximately $12,096,000 or $18,144,000 depending on the stage of development of the product. Management cannot determine if or when this option will be exercised.  The amounts disclosed in this paragraph are reported in the Canadian dollar equivalent to the actual U.S. dollar amounts per the contract converted at exchange rates on March 31, 2005.

3.             BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items of continuing operations:

(In thousands)	March 31, 2005
		Accumulated	Net Book
Plant and equipment:	Cost	Depreciation	Value
Laboratory equipment	$3,584	$2,586	$998
Computer equipment	910	740	170
Furniture and fixtures	392	285	107
Leasehold improvements	748	711	37
	$5,634	$4,322	$1,312

(In thousands)	December, 31 2004
		Accumulated	Net Book
Plant and equipment:	Cost	Depreciation	Value
Laboratory equipment	$3,648	$2,517	$1,131
Computer equipment	910	727	183
Furniture and fixtures	392	282	110
Leasehold improvements	749	692	57
	$5,699	$4,218	$1,481

(In thousands)	March 31,	December 31,
	2005	2004
Accounts payable and accrued liabilities:
Trade accounts payable	$1,426	$4,072
Clinical trial accruals	1,924	2,514
Accrued compensation and benefits	1,547	1,243
Other accrued liabilities	68	33
	$4,965	$7,862

At March 31, 2005 the Company had outstanding term loan obligations of $427,000.  In September 2003 the Company entered into a 36-month term loan agreement with Oxford Finance Corporation, collateralized by equipment owned by the Company.  Interest rates on the Oxford term loan range from 11.47% to 11.48%.  At March 31, 2005 and December 31, 2004 there was $427,000 and $514,000, respectively, outstanding on the loan.  Under the terms of the agreement, the Company must obtain a letter of credit for the outstanding loan balance if combined cash, cash equivalents, and short-term investments fall below $6,000,000.

4.             COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations consist primarily of agreements related to the development and manufacture of HspE7, operating leases for facilities, a term loan to increase working capital cash flows (Note 3) and contractual employment obligations.  The Company engages several contractors working on different aspects of the work which regulatory authorities require for a biologic product, including stability testing, analytical testing, release testing and the manufacturing and fill/finish activities noted below.

In January 2004 the Company entered into a biological services agreement with Avecia for the process development, scale-up and manufacture of HspE7.  In addition, the Company may have Avecia manufacture commercial drug substance.  Under the terms of the agreement, the Company is required to make upfront payment for future services and use of the facility.  The Company made prepayments totaling $3,175,000 for services to be rendered and space utilized in 2005.  At March 31, 2005, a portion of the work related to these prepayments has been completed.  The Company made a $1,814,000 prepayment in 2004.  The other prepayment of $1,361,000 was not made until 2005 and therefore was included in deferred development expenses, current portion and accrued liabilities in the December 31, 2004 Consolidated Balance Sheet.

The Avecia agreement is cancelable subject to specified termination conditions. The cancellation fee is based on a sliding percentage of certain future program milestones.  Accordingly, the cancellation fee is modified each month during the course of the agreement, based on the timing of activities performed by Avecia and prepayments for those activities.  However, as of March 31, 2005 there would have been no cancellation penalty.

In October 2004 the Company entered into an agreement with Cardinal Health (Cardinal) in the ordinary course of business.  Cardinal will perform activities to prepare and distribute HspE7 to clinical trial sites.  In 2005 the Company made a prepayment of $295,000 for future services to be rendered in 2005.  At March 31, 2005 a portion of the work has been completed related to these prepayments.  The Company was contractually obligated to make this prepayment as of December 31, 2004; however the payment was not made until early 2005.  Therefore the amount was included in deferred development expenses, current portion and accrued liabilities in the December 31, 2004 Consolidated Balance Sheet and has been reclassified to prepaid assets as of March 31, 2005.

The agreement with Cardinal includes cancellation provisions that could require the Company to pay for work that was not performed or equipment that was not used if it terminates the contract while activities are at pre-defined stages.   The contract is subject to a cancellation fee of approximately $139,000 which would be offset against any remaining prepaid balance.

To retain a flexible development program, the Company typically negotiates termination provisions so that financial obligations are limited to paying for work performed up to the termination date and in some cases, a cancellation fee determined under a pre-established formula.  Except as disclosed above, the Company currently does not have any other significant research and development contracts subject to cancellation fees.

The Company has not entered into any minimum supply agreements with any service vendors or contract manufacturers.

Contractual Employment Obligations

The Company has employment agreements with certain members of management which include specific severance packages.  As discussed in Note 11, in conjunction with the appointment of a new President and Chief Executive Officer (CEO), the Company paid the former President and CEO approximately $884,000 in April 2005 which will be included in the Statement of Operations for the second quarter of 2005.  In addition to the amount paid to the former CEO in April 2005 and considering the impact of the April 2005 sale of the bioreagent business and the restructuring (see Note 11), the Company is contractually obligated to pay $1,878,000 per employment agreements of certain remaining executives.

Patent Opposition

On October 22, 2002 Antigenics Inc. announced that it had filed an opposition in the European Patent Office to a European patent and requests for re-examination in the U.S. Patent and Trademark Office of two U.S. patents we licensed in connection with the Company’s platform technology.  In October 2003 Antigenics filed an opposition in the European Patent Office to an additional, product specific, European patent.  The EPO may hold an oral hearing as early as this fall concerning the opposition of the product specific patent if the parties do not request a change in the date.  The Company does not know when results from these proceedings will be obtained.  Until the Company receives final results from the opposition and re-examination processes, the Company will not be able to assure investors of the success of planned vigorous defense of the patents.  However, management does not expect that this will have a material impact to its financial statements.

CRA Review

The Canada Revenue Agency (“CRA”) has asked the Company to provide additional information with respect to transactions between the parent company and its subsidiaries in 2001 and 2002. In February 2005 CRA gave the Company a preliminary indication that it does not agree with elements of the Company’s transfer pricing, including the value ascribed to intellectual property transferred to a subsidiary.  The Company believes that the preliminary determination has been made without regard to relevant information and is in the process of clarifying it and providing further information to CRA. Even if the CRA assessment does not change, its determination will not result in a change to the Company’s financial statements due to the consolidated presentation of the results for the Company and its subsidiaries; nor will additional tax become payable for those years. If the Company is found to have failed to provide timely and adequate information to CRA, a penalty could be levied. The Company believes that it has provided all relevant information within prescribed time periods. The Company does not believe the outcome of the discussions with the CRA will have a material impact on its financial position.

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

Contributed surplus

The change in contributed surplus from December 31, 2004 is due to expense related to the fair value of stock options recorded in the first quarter of 2005.

Employee Share Option Plans

The following tables summarize information related to all stock options outstanding and exercisable granted to employees, directors and non-employees under the Company’s 1996 and 2001 stock-based compensation plans as of March 31, 2005.

The total number of options exercisable at December 2004 was 4,050,335.  The following table summarizes information related to all stock options outstanding and exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$0.30 - $1.99	1,386,467	7.1	$1.61	1,023,665	$1.71
$2.00 - $3.99	604,000	7.4	3.24	445,241	3.34
$4.00 - $5.99	1,165,213	6.3	4.91	1,157,244	4.91
$6.00 - $8.00	1,439,900	5.2	6.18	1,439,816	6.18
	4,595,580			4,065,966

At March 31, 2005, there were 688,907 options available for future grant under the 2001 Plan.  At May 6 2005, there were approximately 3,200,000 options outstanding.  The number of options outstanding decreased from March 31, 2005 to May 6, 2005 due to the restructuring as discussed in Note 11.

6.             RELATED PARTY TRANSACTIONS

The Company has used various affiliates of MDS, Inc., including MDS Pharma Services, to provide research services.  During the first quarter of 2004, the Company paid the various MDS entities an aggregate of $37,000.  One of the Company’s board members was an officer of MDS, Inc. through May 2004.

Long-lived assets are allocated geographically as follows:

(In thousands)	March 31, 2005	December 31, 2004
Canada	$1,122	$1,271
US	190	210
	$1,312	$1,481

The Company previously reported two segments, Biotechnology and Bioreagents.  As discussed in Note 10, at March 31, 2005 and December 31, 2004, the Company has presented the bioreagent business as a discontinued operation and therefore has only one reportable segment.

8.             SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	Three months ended March 31,
	2005	2004
Interest paid	$14	$28
Sale of assets from continuing operations to discontinued operations	$18	$—
Reversal of deferred stock compensation	$—	$185

9.                                      THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform, in all material respects, to U.S. GAAP. The effect of applying U.S. GAAP instead of Canadian GAAP on the consolidated financial statements would be as follows:

Balance Sheet

(In thousands)
	March 31,	December 31,
	2005	2004

Current assets under Canadian GAAP	$19,015	$28,531

Market value gain on available for sale securities	69	—

Current assets under U.S. GAAP	$19,084	$28,531

Stockholders’ equity under Canadian GAAP	$13,008	$19,551

Market value gain on available for sale securities	69	—
Adjustment to common stock (a)	(16,634)	(16,455)
Adjustment to deferred stock compensation (a)	—	(104)
Adjustment to accumulated deficit (a)	16,634	16,559
	69	—
Stockholders’ equity under U.S. GAAP	$13,077	$19,551

Statement of Operations

(In thousands except per share amounts)	Three months ended
	March 31,
	2005	2004
Net loss under Canadian GAAP	$(6,722)	$(6,284)
Reversal of unrealized foreign exchange (gain) loss on investments (b)	(177)	(5)
(Gain) loss on market value of investments (b)	(125)	6
Reversal of stock compensation expense (a)	179	663
Stock compensation expense under APB No. 25 (a)	(104)	(37)
	(227)	627

Net loss under U.S. GAAP	$(6,949)	$(5,657)

Basic and diluted loss per common share under Canadian GAAP	$(0.09)	$(0.09)

Basic and diluted loss per common share under U.S. GAAP	$(0.10)	$(0.08)

Common shares used to compute basic and diluted loss per share under Canadian and U.S. GAAP	72,506	72,498

Statement of Cash Flows

For all periods presented there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

The following notes outline the differences between Canadian and U.S. GAAP that affect the Company for the three months ended March 31, 2005 and 2004.

(a)                                  As discussed in Note 1, on January 1, 2004, the Company adopted fair value accounting for all stock options as required by CICA 3870.  The Company is required to record the expense of the fair value of all stock options over their respective vesting term.  The Company used the “Retrospective method without Restatement.”  This method requires the Company to record the cumulative expense as an adjustment to accumulated deficit for the period beginning January 1, 1995 through December 31, 2003 and begin recording the expense to accumulated deficit in 2004.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS No. 148) in December 2002.  SFAS No. 148 provides alternative transition methods for entities that voluntarily elect to adopt the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based employee compensation.  Under the provisions of SFAS No. 123, fair value accounting is required for all grants made on or after January 1, 1995.  The Company has not elected to adopt the provisions of SFAS No. 123 for U.S. reporting purposes, which would require fair value based accounting for grants made on or after January 1, 1995.

Under the principles of SFAS No. 123, the Company would have recorded $17,957,000 of deferred compensation related to the total fair value for stock options granted between January 1, 1995 and March 31, 2005.  The following table illustrates the effect on net loss and loss per share under U.S. GAAP if the Company had applied the fair value accounting provisions of SFAS No. 123 to employee stock based compensation:

(In thousands except per share amounts)	Three months ended
	March 31,
	2005	2004
Net loss under U.S. GAAP	$(6,949)	$(5,657)

Stock-based compensation under APB No. 25	104	37
Stock-based compensation expense recorded under SFAS No. 123	(179)	(663)
Pro forma net loss under U.S. GAAP	$(7,024)	$(6,283)

Pro forma loss per common share	$(0.10)	$(0.09)

(b)                                      Under U.S. GAAP SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company would have classified certain of its short-term securities as available-for-sale and, accordingly, would have included the changes in net unrealized holding gains or losses on these securities as a component of stockholders’ equity rather than in operations.

The Emerging Issues Task Force (EITF) recently deliberated regarding Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The Issue is intended to address the meaning of other-than-temporary impairment and its application to certain investments held at cost.  The EITF reached a consensus regarding disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115.  The guidance for evaluating whether an investment is other-than-temporarily impaired has been deferred.  The Company continues to evaluate the effect of this pronouncement on its financial statements.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in a full set of general-purpose financial statements.  Comprehensive loss is as follows:

(In thousands)	Three months ended
	March 31,
	2005	2004
Net loss under U.S. GAAP	$(6,949)	$(5,657)
Other comprehensive income
Adjustment of unrealized foreign exchange gain on investments	177	5
Market value loss on investments	(173)	(6)
Comprehensive net loss under U.S. GAAP	$(6,945)	$(5,658)

(c)                                    At March 31, 2005 and December 31, 2004, the Company decided to report the bioreagent business as a discontinued operation pursuant to the requirements of CICA 3475, Disposal of Long-lived Assets and Discontinued Operations (CICA 3475), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  See Note 10 for further disclosure and subsequent events in Note 11.

New U.S. GAAP Accounting Pronouncement

Share-based payment

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC announced that the effective date of SFAS No. 123(R) will be postponed until January 1, 2006 for calendar year companies. The Company will adopt SFAS No. 123(R) on January 1, 2006. The Company has not determined the impact of adopting SFAS No. 123(R) on the footnotes. Further the Company does not yet know the impact that any future share-based payment transactions will have on its financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), Share-Based Payment, in which the staff expresses its views regarding the valuation of share-based payment arrangements.  SAB No. 107 is intended to assist issuers in their initial implementation of SFAS No. 123R and enhance the information received by investors and other users of financial statements.

10.                               DISCONTINUED OPERATION

The Company’s bioreagent business produces and sells bioreagents to researchers and research organizations worldwide.  The products sold by the bioreagent business include antibodies, proteins, DNA products, ELISA kits and extracts for use in studying cellular stress response pathways, including oxidative stress, apoptosis, neurobiology and more.

At March 31, 2005 and December 31, 2004, the Company is reporting the bioreagent business as a discontinued operation pursuant to the requirements of CICA 3475, Disposal of Long-lived Assets and Discontinued Operations (CICA 3475), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  The Company is reporting the business as a discontinued operation after evaluating intentions for the future of the bioreagent business, formulating a plan for sale and taking steps to execute that plan.

The significant accounting principles discussed in Note 1 were applied to all discontinued operation transactions.  In addition, inventories are valued at the lower of cost or net realizable value.

In April 2005, the Company signed a definitive agreement to sell the bioreagent business to allow it to focus its corporate strategy, manage resources and provide working capital to further fund the development and commercialization of HspE7.  The sale of the bioreagent business was closed effective April 29, 2005. The Company will report any gain realized on the sale in the second quarter of 2005 on the sale of the bioreagent business as prescribed by CICA 3475 and SFAS No. 144 (Note 11).

The operating results of the bioreagent business have been separately classified and reported as discontinued operations in the consolidated financial statements.  A summary of the components of discontinued operations in the Consolidated Statement of Operations was as follows:

(In thousands)	Three months ended
	March 31,
	2005	2004
Bioreagent sales	$1,581	$1,452
Operating expenses	(1,171)	(910)
Other income (expenses)	7	(8)
Net income from discontinued operations	$417	$534

The bioreagent business was previously reported in the segment disclosure of our quarterly and annual filings.  The income reported above does not include internal overhead and administrative overhead expense allocations that were assigned to this segment and which will continue to be incurred by the continuing entity.

A summary of the components of assets and liabilities of discontinued operations on the Consolidated Balance Sheets was as follows:

	March 31,	December 31,
(In thousands)	2005	2004
Assets of discontinued operations:
Cash and cash equivalents	$252	$551
Short-term investments	582	515
Accounts receivable, net	679	589
Inventories	570	561
Prepaid expenses	9	15
Other current assets	36	60
Plant and equipment, net	174	156
Total assets of discontinued operations	$2,302	$2,447

Liabilities of discontinued operations
Accounts payable	$297	$324
Total liabilities of discontinued operations	$297	$324

A summary of the components of cash flows for discontinued operations was as follows:

(In thousands)	Three months ended
	March 31,
	2005	2004
Net cash flows (used in) provided by operating activities	$(233)	$411
Net cash flows used in investing activities	(66)	—
Net cash flows provided by financing activities	—	—
Net (decrease) increase in cash	(299)	411
Cash and cash equivalents at the beginning of the period	551	247
Cash and cash equivalents at the end of the period	$252	$658

11.                             SUBSEQUENT EVENTS

In April 2005, the Company announced that it signed a definitive agreement to sell the bioreagent business to Stressgen Bioreagents Corporation, a newly-formed company funded by Ampersand Ventures (Ampersand), for approximately $8,000,000 (See Note 10).  As part of the agreement, the Company will provide transitional administrative service, which will provide the Company with additional funding.  The Company completed the sale of the bioreagent business on April 29, 2005.

As discussed in Note 1, in April 2005, the Company also announced that it elected to withdraw the amended and restated preliminary prospectus dated February 24, 2005, in connection with a proposed offering of common shares in Canada.  In conjunction with this news and the sale of the bioreagent business, the Company will be pursuing several corporate initiatives that will allow for development of HspE7 and also preserve cash.

Also in April 2005, the Company announced the appointment of a new President and CEO.  See Note 4 for discussion of severance paid to the former President and CEO in April 2005.

In April 2005, the Company announced a restructuring that will allow the Company to focus its resources on the advancement of HspE7.  As a result of the restructuring, the Company reduced its workforce by approximately 49% and is redirecting its research efforts in order to reduce the Company’s annual cash expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is dated as of May 6, 2005.  It contains forward-looking statements that involve risk and uncertainties.  The predictions described in these statements may not materialize if management’s current expectations regarding our future performance prove incorrect.  Our results could also be affected by factors including, but not limited to, our reliance on collaborative partners and other risks described in our annual report under the heading “Factors That May Affect Future Performance.”  Our forward-looking statements are based on currently available information; we disclaim any obligation to update them.

The following information should be read in conjunction with our March 31, 2005 consolidated quarterly financial statements and related notes therein, which are prepared in accordance with Canadian GAAP.  These principles differ in certain respects from U.S. GAAP.  The differences, as they affect our consolidated financial statements, are described in Note 9 to our consolidated financial statements.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

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

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At March 31, 2005 our accumulated deficit was $219,071,000.  Historically, we have depended principally on equity financings, cash flows from our bioreagent business and funding from research collaborations to fund our business activities.  In April 2005, we signed a definitive agreement to sell the bioreagent business to allow us to focus our corporate strategy, manage resources and provide working capital to further fund the development and commercialization of HspE7.  We completed the sale of that business effective April 29, 2005.  We intend to pursue additional equity financings, markets permitting, and to seek additional research collaborations to fund our business activities.

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

By paying additional fees, Roche can exclusively develop the second generation HspE7 product.  In such case Roche would be required to pay the costs of development, manufacturing and commercialization of the product and to make payments to us upon the achievement of defined milestones. We would also receive tiered, progressive sales-based payments that we believe are competitive with other agreements of this stage and type.  Commercial success payments of up to approximately US$85,000,000 become payable depending upon the aggregate net sales of either or both generations of the HspE7 products. The restructured collaboration agreement gives us the right to discuss, negotiate and execute an alternative agreement with a third-party for the development and commercialization of HspE7 through a license, partnership, joint venture or similar transaction.  After March 31, 2005 and through the end of the option period, Roche can terminate this right by paying us a fee, which we expect would be either US$10,000,000 or US$15,000,000 depending on the stage of development of the product.  We cannot determine if or when this option will be exercised.

Liquidity and Capital Resources

Since inception we have relied principally on equity financings, coupled with cash flows generated from our bioreagents business, to fund our research and development programs, operations and capital expenditures.  Through March 31, 2005 we have raised net equity proceeds of $198,238,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have a history of recurring losses from operations and have an accumulated deficit of $219,071,000 as of March 31, 2005.  The nature of our business requires significant spending on R&D activities.  Due to our history of losses, high cash burn on R&D activities and the loss of bioreagent revenue as a result of the sale of that business, we are closely monitoring our cash resources.  Based upon the sale of our reagent business and our current business plan including the recent reduction in headcount and review of our timelines regarding the HspE7 program, assuming we raise approximately $5,000,000, we will have sufficient resources to fund operations through the first quarter 2006.  Based on our current forecast, if we do not raise at least that amount of cash we may need to modify or cancel agreements with external contractors, and make further changes to our staffing level which would impact the development timelines of HspE7.  Under this scenario, we will have resources to fund operations through the end of 2005.

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

At March 31, 2005 and December 31, 2004, we had $13,488,000 and $21,578,000, respectively, of cash, cash equivalents and short-term investments. The $8,090,000 decrease is due principally to spending related to the development of HspE7.  At March 31, 2005 and December 31, 2004, approximately 58% and 48% of cash, cash equivalents and short-term investments were held in U.S. dollars.   During 2004, we purchased British pounds to fund payments under our Avecia contract.  At March 31, 2005 and December 31, 2004 approximately 38% and 36% of our cash, cash equivalents and short-term investments were held in British pounds.  Periodically we may purchase additional British pounds based on future anticipated financial obligations in that currency.

During the three months ended March 31, 2005 and 2004, we reported $8,679,000 and $6,312,000, respectively net cash used in operating activities from continuing operations.  The increase in 2005 over 2004 is primarily due to the prepayments to our third party vendors.

During the three months ended March 31, 2005, purchases of plant and equipment by continuing operations totaled $3,000 compared with $130,000 during the same period in 2004.  Spending during 2004 consisted of tenant improvements on our facilities, laboratory equipment and computer related hardware.  We expect our 2005 capital spending to include purchases required to preserve our current level of manufacturing, research and administrative capabilities.

At March 31, 2005 and December 31, 2004 we had an outstanding term loan obligation of $427,000 and $514,000, respectively.  In September 2003 we entered into a 36-month term loan with Oxford Finance Corporation (Oxford).  Under the terms of the Oxford loan, we must issue a letter of credit for the outstanding loan balance if our combined cash, cash equivalents, and short-term investments fall below $6,000,000.

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

In January 2004 we entered into a biological services agreement with Avecia for the process development, scale-up and manufacture of HspE7.  In addition, we may have Avecia manufacture commercial drug substance.  Under the terms of the agreement, we are required to make upfront payment for future services and use of the facility.  We made prepayments totaling $3,175,000 for services to be rendered and space utilized in 2005.  At March 31, 2005, a portion of the work related to these prepayments has been completed.  We made a $1,814,000 prepayment in 2004.  The other prepayment of $1,361,000 was not made until 2005 and therefore was included in deferred development expenses, current portion and accrued liabilities in the December 31, 2004 Consolidated Balance Sheet.

The Avecia agreement is cancelable subject to specified termination conditions. The cancellation fee is based on a sliding percentage of certain future program milestones.  Accordingly, the cancellation fee is modified each month during the course of the agreement, based on the timing of activities performed by Avecia and prepayments for those activities.  However, as of March 31, 2005 there would have been no cancellation penalty.

In October 2004, we entered into an agreement with Cardinal Health (Cardinal) in the ordinary course of our business.  Cardinal will perform activities to prepare and distribute HspE7 to clinical trial sites.  In 2005 we made a prepayment of $295,000 for future services to be rendered in 2005.  At March 31, 2005 a portion of the work has been completed related to these prepayments.  We were contractually obligated to make this prepayment as of December 31, 2004; however the payment was not made until early 2005.  Therefore the amount was included in deferred development expenses, current portion and accrued liabilities in the December 31, 2004 Consolidated Balance Sheet and has been reclassified to prepaid assets as of March 31, 2005.

The agreement with Cardinal includes cancellation provisions that could require us to pay for work that was not performed or equipment that was not used if we terminate the contract while activities are at pre-defined stages.  The contract is subject to a cancellation fee of approximately $139,000 which would be offset against any remaining prepaid balance.

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

We have employment agreements with certain members of management which include specific severance packages.  As discussed in Note 11 to our consolidated financial statements, in conjunction with the appointment of a new President and Chief Executive Officer (CEO), we paid the former President and CEO approximately $884,000 in April 2005 which will be included in the Consolidated Statement of Operations for the second quarter of 2005.  In addition to the amount paid to the former CEO in April 2005 and considering the impact of the April 2005 sale of the bioreagent business and the restructuring (Note 11), we are contractually obligated to pay $1,878,000 per employment agreements of certain remaining executives.

There have been no other changes in our future contractual obligations from the amounts reported as of December 31, 2004.

Off-Balance Sheet Arrangements

We did not enter into any off balance sheet arrangements during the three months ended March 31, 2005 and 2004.

Related Party Transactions

We have used various affiliates of MDS, Inc., including MDS Pharma Services, to provide research services.  During the first quarter of 2004, we paid the various MDS entities an aggregate of $37,000.  One of the Company’s board members was an officer of MDS, Inc. through May 2004.

Discontinued Operations

Our bioreagent business produces and sells bioreagents to researchers and research organizations worldwide.  The products sold by the bioreagent business include antibodies, proteins, DNA products, ELISA kits and extracts for use in studying cellular stress response pathways, including oxidative stress, apoptosis, neurobiology and more.

At March 31, 2005 and December 31, 2004, we decided to report the bioreagent business as a discontinued operation pursuant to the requirements of CICA 3475, Disposal of Long-lived Assets and Discontinued Operations (CICA 3475), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  We are reporting the business as a discontinued operation because we have evaluated our intentions for the future of the bioreagent business, formulated a plan for sale and have taken steps to execute that plan.

In April 2005, we signed a definitive agreement to sell the bioreagent business to allow us to focus our corporate strategy, manage resources and provide working capital to further fund the development and commercialization of HspE7.  We completed the sale of the bioreagent business effective April 29, 2005. We will report any gain realized on the sale in the second quarter of 2005 on the sale of the bioreagent business as prescribed by CICA 3475 and SFAS No. 144.

During the three months ended March 31, 2005 the bioreagent business contributed net income of $417,000 as compared to $534,000 for the same period in 2004 ($0.01 and $0.00 per share, respectively).  The decrease in net income from discontinued operations for the three months ended March 31, 2005 compared to the same period in 2004 was due principally to increased spending related to sales and marketing efforts.  This spending was partially offset by improved contributions from revenue.

The income reported above does not include internal overhead and administrative overhead expense allocations that were assigned to this segment and which will continue to be incurred by the continuing entity.  After we sell the bioreagent business we will not have this contribution of net income thereafter.  We entered into a contract with the buyer to provide temporary administrative support for a transition period.

Results of Continuing Operations

During the three months ended March 31, 2005, we realized a net loss from continuing operations of $7,139,000 or $0.10 per common share as compared to $6,818,000 or $0.09 for the same period in 2004.  The $321,000 increase in our net loss for the first quarter 2005 as compared to the first quarter 2004 is due principally to incremental third party spending to further the development of HspE7.

Collaborative R&D revenue

We recorded collaborative R&D revenue of $163,000 and $173,000 in the three months ended March 31, 2005 and 2004, respectively.  Collaborative R&D revenue relates principally to the amortization of upfront license fees in accordance with CICA Accounting Standards Board recommendations, section 3400, Revenue, and Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.

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

R&D spending in our continuing operations increased by approximately 5% to $5,539,000 during the three month periods ended March 31, 2005, compared with $5,273,000 for the same period in 2004.  This increase is due principally to spending at Avecia, which began early in 2004 along with additional spending with other vendors to manufacture HspE7 in preparation for our phase III pivotal trial. Our spending at Avecia is expected to continue to be a major component of our R&D spending through 2005 as we transition from process development activities to initial production runs of bulk drug substance for our upcoming pivotal trial.

Our R&D spending during the three month periods ended March 31, 2005 was devoted principally to our effort to further develop HspE7, including process development and manufacturing activities, preparation for our pivotal phase III RRP trial.  During the first quarter of 2005, primarily all of our R&D spending related to efforts developing HspE7.  Beginning in mid-2004, we focused the majority of our resources on developing HspE7.  In periods prior to mid-2004, we allocated some of our R&D spending to exploratory research involving our follow-on CoValTM fusion proteins.

In March 2005 we announced that data from a phase II study in high grade cervical dysplasia using HspE7 was presented by Mark Einstein, M.D, of Albert Einstein College of Medicine on behalf of the New York phase II Consortium and under the sponsorship of the National Cancer Institute (NCI) at the Society of Gynecologic Oncologists Annual Meeting on Women’s Cancer TM.  This NCI phase II trial was designed to evaluate the efficacy and safety of HspE7 against CIN III.  There were 31 women who completed the trial and of the 31 patients, 10 had a complete pathologic response; 12 had a partial response, and 9 had stable disease.  No patient had progressive disease.  The overall response rate was 71%.  These data from the

NCI-sponsored trial, along with the data of Dr. Jeffery Weber announced in November 2004, will be used to guide our phase III development plans.

Over the next several months, we intend to dedicate our strategic and financial resources to support the further advancement of HspE7.  We will continue to focus on process development and the manufacture of commercial-grade HspE7, a requirement that must be met prior to beginning the planned pivotal Phase III study of HspE7 in patients with recurrent respiratory papillomatosis (RRP).  We will also need to raise additional funds to begin and continue to conduct that trial.  Due to recent technical developments regarding the manufacture of commercial-grade HspE7, there is uncertainty as to whether we will be able to manufacture material satisfactory to begin our pivotal Phase III study.  If we are able to do so, the earliest we could initiate the planned pivotal Phase III trial in RRP is at the beginning of the fourth quarter of 2005.  If certain manufacturing runs do not produce satisfactory material, we may need to invest additional time and resources into the program, which could lead to further delays in the initiation of any Phase III trial.  We will provide an update on our progress by the end of July 2005.

Our pivotal phase III trial to treat RRP will be a randomized, double-blind, placebo controlled study with approximately 130 patients.  The pivotal trial is expected to have the median post surgical interval as the primary end point.  We have begun identifying clinical sites, primarily in the U.S. with additional sites in Canada.  Accordingly, we recorded the expense related to the start-up portion of the pivotal trial in the fourth quarter of 2004 pursuant to our accounting policy discussed in Note 1 to our consolidated financial statements.  We plan to apply for priority review when we file the BLA for HspE7.  The FDA has granted HspE7 orphan drug status and designated it as a fast track development program for the treatment of RRP.

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

SG&A spending through continuing operations decreased by approximately 4% to $2,006,000 for the three months ended March 31, 2005 from $2,095,000 for the same period in 2004.  We anticipate that in 2005 SG&A spending will be consistent with that of 2004.

We incurred costs in conjunction with its financing efforts in the fourth quarter of 2004 and first quarter of 2005.  As of December 31, 2004, the costs associated with the financing were classified as deferred expenses included within “Other current assets” on the Consolidated Balance Sheet.  However, in April 2005, we announced that we elected to withdraw the amended and restated preliminary prospectus in connection with the proposed offering of common shares.  Therefore, subsequent to March 31, 2005, we determined that it was appropriate to reflect these costs totaling approximately $550,000 as a selling, general and administrative expense on the March 31, 2005 Consolidated Statement of Operations and Accumulated Deficit.

Interest and other income

Interest and other income from continuing operations decreased for the three months ended March 31, 2005 to $359,000 compared with $354,000 in for the same period in 2004.

Net foreign exchange gain/loss

During the three months ended March 31, 2005 we reported a foreign exchange loss from continuing operations of $102,000 compared to a reported $51,000 foreign exchange gain for the same period in 2004.  During the second half of 2004 through the first quarter of 2005, the Canadian dollar strengthened against the U.S. dollar and the British pound compared to the first half of 2004.  Since approximately 96% of our cash, cash equivalents and short term investments are held in currencies other than the Canadian dollar, we experienced a foreign exchange loss.

Basic and diluted loss per share

We reported a 5% increase in net loss from continuing operations to $7,139,000 for the three months ended March 31, 2005, compared with $6,818,000 for the same period in 2004.  There was a nominal change in average number of common shares outstanding since the beginning of 2004.  Therefore there was consistent dilution of the net loss from continuing operations resulting in $0.10 net loss from continuing operations per common share for the three months ended March 31, 2005 as compared to $0.09 for the same period in 2004.

Differences between Canadian and U.S. generally accepted accounting principles

Our financial statements have been prepared in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP, our net loss would increase by $227,000 and decrease by $627,000 for the three months ended March 31, 2005 and 2004, respectively.  The principal differences under U.S. GAAP as opposed to Canadian GAAP for the three months ended March 31, 2005 were the reversal of an unrealized foreign exchange gain on investments of $177,000, a reversal of a gain on market value of investments of $125,000 and the reversal of stock compensation expense totaling $179,000 related to fair value stock option accounting adopted beginning January 1, 2004, offset by stock compensation expense of $104,000 that would be recorded under APB Opinion No. 25.  U.S. GAAP does not currently require fair value accounting on stock-based compensation.  Therefore, under the provisions of APB Opinion No. 25, no expense is recorded for options granted with an exercise price equal to the fair value of the stock on the day of grant.  Under APB Opinion No. 25 expense is incurred when stock options are granted at exercise prices less than the fair value of the underlying stock.  Further, under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP unfavorable market value adjustments are recorded as a component of operations.

Similarly, the principal differences under U.S. GAAP as opposed to Canadian GAAP for the three months ended March 31, 2004 were the reversal of an unrealized foreign exchange gain on investments of $5,000, a reversal of a loss on market value of investments of $6,000 and the reversal of stock compensation expense totaling $663,000 related to fair value stock option accounting adopted beginning January 1, 2004, offset by stock compensation expense of $37,000 that would be recorded under APB Opinion No. 25.  These differences between U.S. GAAP and Canadian GAAP are described in Note 9 to our consolidated financial statements.

Net loss per common share under U.S. GAAP would have been $0.10 and $0.08 for the three months ended March 31, 2005 and 2004, respectively.  Our current assets and stockholders’ equity under Canadian GAAP as of March 31, 2005 would have increased by $69,000 under U.S. GAAP as a result of market value adjustments on available for sale securities.  There were no balance sheet differences between U.S. and Canadian GAAP as of December 31, 2004.

Summary of Quarterly Results

	Quarter ended (b)
	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005
Net revenues, Canadian and U.S. GAAP From continuing operations	190	174	163	163

Research and development expenses, Canadian and U.S. GAAP from continuing operations	5,636	6,422	8,582	5,539

Net (loss) income, Canadian GAAP
From continuing operations	(7,029)	(8,367)	(9,631)	(7,139)
From discontinued operations	663	410	(27)	417
Net loss, Canadian GAAP	(6,366)	(7,957)	(9,658)	(6,722)

Basic and diluted (loss) income per common share, Canadian GAAP
From continuing operations (a)	(0.10)	(0.12)	(0.13)	(0.10)
From discontinued operations (a)	0.01	0.01	(0.00)	0.01
Total basic and diluted loss per common share	(0.09)	(0.11)	0.13	(0.09)

Net loss, U.S. GAAP (c)	(6,014)	(6,519)	(9,831)	(6,949)

Basic and diluted loss per common share, U.S. GAAP (a) (c)	(0.08)	(0.09)	(0.14)	(0.10)

	Quarter ended (b)
	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004
Net revenues, Canadian and U.S. GAAP From continuing operations	1,508	855	510	173

Research and development expenses, Canadian and U.S. GAAP from continuing operations	4,408	5,636	3,258	5,273

Net (loss) income, Canadian GAAP
From continuing operations	(4,677)	(6,034)	(4,071)	(6,818)
From discontinued operations	274	411	309	534
Net loss, Canadian GAAP	(4,403)	(5,623)	(3,762)	(6,284)

Basic and diluted (loss) income per common share, Canadian GAAP
From continuing operations (a)	(0.08)	(0.10)	(0.06)	(0.09)
From discontinued operations (a)	0.01	0.01	0.00	(0.00)
Total basic and diluted loss per common share	(0.07)	(0.09)	(0.06)	(0.09)

Net loss, U.S. GAAP (c)	(4,222)	(5,463)	(3,365)	(5,657)

Basic and diluted loss per common share, U.S. GAAP (a) (c)	(0.07)	(0.09)	(0.05)	(0.08)

(a)	Income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.
(b)	Amounts for the first, second and third quarters of 2004 and all quarters in 2003 have been reclassified to conform to the presentation of the bioreagent business as discontinued operations.
(c)

To conform to U.S. GAAP certain adjustments must be made. The nature of the principal difference is disclosed in the notes to our 2004 and 2003 audited financial statements. See Note 9 to the March 30, 2005 quarterly financial statements for further disclosure.

Our quarterly financial results over the past eight quarters were principally affected by variations in revenues from our Roche collaboration and variations in R&D spending.  Our collaborative R&D revenues have decreased over time due principally to our December 2003 restructured Roche agreement under which we are not reimbursed for R&D spending related to HspE7.  The fluctuation of R&D expense over the most recent eight quarters relates to timing of spending associated with our clinical trials, process development and manufacturing of HspE7.  See the discussion under the captions “Results of Operations — Collaborative R&D revenue” and  “Results of Operations — Research and Development” for additional information.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements herein and our 2004 Annual Report on Form 10-K.  Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes.  Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances.  The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty.  Accordingly, actual results could differ from the estimates made.  Our critical accounting policies include:

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

Clinical trial accruals

Clinical trial costs constitute a significant portion of R&D expense.  We recognize expenses related to our ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods in which the expenses are incurred.    We recognize clinical trial costs in three distinct phases that correspond with the period during which the services are performed:  the start-up phase, the patient accrual phase, and the close-out phase. Based on the design of the trial, including the number of patients, number of clinical sites, method of treatment, and follow-up, the allocation of trial costs to each phase could vary from trial to trial.   Using our current trial accrual methodology, our liability for clinical trials as of March 31, 2005 is $1,924,000, which includes the estimated effect of any work-in-process terminated at the end of the reporting period.  Alternatively, if we utilized a percentage of completion approach and used an operational estimate of the actual work completed as of March 31, 2005 compared to the total contract value, our clinical trial liability would decrease by approximately $660,000.

New U.S. GAAP Accounting Pronouncement

Share-based payment

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC announced that the effective date of SFAS No. 123(R) will be postponed until January 1, 2006 for calendar year companies. We will adopt SFAS No. 123(R) on January 1, 2006.  We have not determined the impact of adopting SFAS No. 123(R) on the footnotes. Further we do not yet know the impact that any future share-based payment transactions will have on its financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), Share-Based Payment, in which the staff expresses its views regarding the valuation of share-based payment arrangements.  SAB No. 107 is intended to assist issuers in their initial implementation of SFAS No. 123R and enhance the information received by investors and other users of financial statements.

Subsequent Events

In April 2005, we announced that we signed a definitive agreement to sell the bioreagent business to Stressgen Bioreagents Corporation, a newly-formed company funded by Ampersand Ventures (Ampersand), for approximately $8,000,000 (See Note 10).  As part of the agreement, we will provide transitional administrative service, which will provide the Company with additional funding.  We completed the sale of the bioreagent business on April 29, 2005.

In April 2005, we also announced that we elected to withdraw the amended and restated preliminary prospectus dated February 24, 2005, in connection with a proposed offering of common shares in Canada.  In conjunction with this news and the sale of the bioreagent business, we will be pursuing several corporate initiatives that will allow for development of HspE7 and also preserve cash.

Also in April 2005, we announced the appointment of a new President and CEO

In April 2005, we announced a restructuring that will allow us to focus its resources on the advancement of HspE7.  As a result of the restructuring, we reduced our workforce by approximately 49% and are redirecting its research efforts in order to reduce our annual cash expenditures.

Disclosure of Outstanding Share Data

The following table contains information regarding our outstanding equity as of May 6, 2005:

Common shares outstanding	72,506,403
Roche warrants	814,574
Warrants under 2003 Financing	5,304,149
Stock options outstanding	3,200,051

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

We have a history of operating losses and may never become profitable

We have not recorded any revenues from the sale of therapeutic products and have accumulated substantial net losses.  We expect we will continue to incur losses for at least the next several years while our primary activities are research, development and clinical trials.  On April 29, 2005, we sold our bioreagents business, which had been a source of on-going revenue for us.  Once the proceeds from the sale have been exhausted, we could incur larger operating losses in future fiscal periods than we incurred during comparable periods in 2003 or 2004.  To become profitable we, either alone or with one or more partners, must develop, manufacture and successfully market therapeutic product candidates.

Our success depends on collaborative partners, licensees and other third parties over whom we have limited control

Due to the complexity of the process of developing therapeutics, our core business depends on arrangements with pharmaceutical companies, contractors, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products. We have various research collaborations and outsource many other business functions, including clinical trials and manufacturing.  Our license agreements could obligate us to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications.  There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

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

The reduction in the number of employees as the result of our reduction in force in April 2005 could adversely affect our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive.

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

On October 22, 2002 Antigenics Inc. announced that it had filed an opposition in the European Patent Office to a European patent and requests for re-examination in the U.S. Patent and Trademark Office of two U.S. patents we licensed in connection with the Company’s platform technology.  In October 2003 Antigenics filed an opposition in the European Patent Office to an additional, product specific, European patent.  The EPO may hold an oral hearing as early as this fall concerning the opposition of the product specific patent if the parties do not request a change in the date.  The Company does not know when results from these proceedings will be obtained.  Until the Company receives final results from the opposition and re-examination processes, the Company will not be able to assure investors of the success of planned vigorous defense of the patents.  However, management does not expect that this will have a material impact to its financial statements.

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

The reduction in the number of employees as the result of our reduction in force in April 2005 could adversely affect our ability to successfully work with third parties for process development, the scale-up of manufacturing our products from the laboratory bench to commercial quantities, manufacturing of bulk materials, product characterization, filling the product into vials, packaging and related processes.

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

Our success depends on attracting and retaining qualified personnel

We depend on a core management and scientific team.  The loss of one or more of these individuals could cause delays or prevent us from achieving our business objective of commercializing our product candidates.  Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  Employee uncertainty resulting from our reduction in force in April 2005 may adversely affect our ability to attract and retain employees necessary to implement our strategies and may disrupt our operations.  If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

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

•                  delays or difficulties in manufacturing clinical or commercial grade material;

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

Quantitative and Qualitative Disclosures About Market Risk

We use the Canadian dollar as our measurement and functional currency.  As a result, we are exposed to foreign currency fluctuations through our operations because a substantial amount of our contract research and development spending has been transacted in other currencies, principally in U.S. dollars and British pounds.  We hold investment balances in the currencies in which we have expenditures planned during the foreseeable future.  At March 31, 2005, approximately 58% of cash, cash equivalents and short-term investments were held in U.S. dollars.  At March 31, 2005 approximately 38% of our cash, cash equivalents and short-term investments were held in British pounds.   We translate monetary assets and liabilities into Canadian dollars using the rates of exchange prevailing at our balance sheet date. We record the resulting exchange gains and losses in our statement of operations.  Although we do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, we may do so in the future if conditions change.

A hypothetical change in foreign exchange rates by applying a 10% change to our quarter-end foreign exchange rate, then applying that rate to our average level of U.S. investments during the year, would result in an $922,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $922,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $922,000.

A hypothetical change in foreign exchange rates by applying a 10% change to our year-end foreign exchange rate, then applying that rate to our average level of British pound investments during the year, would result in a $283,000 impact.  If the value of the Canadian dollar relative to the British pound were to increase by 10%, our net loss would decrease by $283,000.  Further, if the value of the Canadian dollar relative to the British pound were to decrease by 10%, our net loss would increase by $283,000.

We are also exposed to interest rate risk because we maintain cash equivalents and short-term investment portfolio holdings of various issuers, types, and maturity dates with large banks and investment banking institutions.  The market value of these short-term investments on any day during the investment term may vary as a result of market interest rate fluctuations.

To differentiate between the affect of a change in the market valuation of securities caused by market interest rate changes versus a change in the annual rate of interest we could earn on a security, we calculated that a hypothetical change in interest rates comparable to a 10% change to our average rate of return would result in a $24,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $24,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $24,000.

We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $13,488,000 in cash, cash equivalents and short-term investments as of March 31, 2005.

Item 4.  CONTROLS AND PROCEDURES

Our chief financial officer and chief executive officer concluded as of March 31, 2005 that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to Stressgen and its consolidated subsidiaries, based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 15d-15.

PART II—OTHER INFORMATION

Item 6.  EXHIBITS

For a list of exhibits filed with this report, refer to the Index to Exhibits set forth after the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation
Date: May 10, 2005	/s/ Gregory M. McKee
Gregory M. McKee
President and Chief Executive Officer,
Vice President, Corporate Development
and Chief Financial Officer
(Principal Financial and Accounting
Officer duly authorized to sign
this report on behalf of the registrant)

INDEX OF EXHIBITS

Exhibit No.	Description
3.9*	Articles of Continuance of the Company
3.10*	By-Laws of the Company
4.4*	Form of Stock Certificate
10.19	Fourth Amendment to the License Agreement dated November 29, 1992 among Whitehead Institute, MIT and the Company.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32	Section 1350 Certification

* Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 2, 2001