Form 10-Q
period 2005-06-30
STRESSGEN BIOTECHNOLOGIES CORP
filed 2005-08-08
CIK 1064990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

   As of August 8, 2005 the registrant had approximately 72,506,000 shares of Common Stock, no par value, outstanding.

Stressgen Biotechnologies Corporation and Subsidiaries

INDEX

Part I — Financial Information

Item 1.	Condensed Financial Statements (Unaudited)
Consolidated Balance Sheet June 30, 2005 and December 31, 2004
Consolidated Statements of Operations and Accumulated Deficit Three and Six Months Ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows Three and Six Months Ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Results of Operations
Critical Accounting Policies
Risk Factors
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II — Other Information

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other information
Item 6. Exhibits

SIGNATURES AND CERTIFICATIONS

Stressgen Biotechnologies Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Canadian dollars) (In thousands, except share information)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$6,950	$8,538
Short-term investments	6,280	13,040
Receivable held in escrow (Note 10)	797	—
Prepaid expenses	337	2,196
Deferred development expenses, current portion	82	1,747
Other current assets	413	563
Assets of discontinued operations (Note 10)	—	2,447
Total current assets	14,859	28,531

Property and equipment, net (Note 3)	1,229	1,481
Deferred development expenses, net of current portion	123	162
Total Assets	$16,211	$30,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 3)	$4,493	$7,862
Deferred revenue, current portion	653	641
Notes payable, current portion (Note 3)	313	369
Liabilities of discontinued operations (Note 10)	—	324
Total current liabilities	5,459	9,196

Deferred revenue, net of current portion	979	1,282
Notes payable, net of current portion (Note 3)	27	145
Total long-term liabilities	1,006	1,427

Total liabilities	6,465	10,623

Commitments and contingencies (Note 4)

Stockholders’ equity (Note 5):
Common shares and other equity — no par value; unlimited shares authorized, 72,506,403 shares issued and outstanding at June 30, 2005 and December 31, 2004	216,412	216,412
Contributed surplus	15,743	15,488
Accumulated deficit	(222,409)	(212,349)
Total stockholders’ equity	9,746	19,551
Total Liabilities and Stockholders’ Equity	$16,211	$30,174

See accompanying notes to consolidated financial statements.

/s/ GREGORY McKEE	/s/ GORDON BAREFOOT
Director, President and Chief Executive Officer	Director

Stressgen Biotechnologies Corporation

Condensed Consolidated Statements of Operations and Accumulated Deficit

(Unaudited)

(Canadian Dollars) (In thousands, except per share amounts)

	Three months ended,		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Collaborative R&D revenue	$166	$190	$329	$363

Operating expenses:
Research and development	8,270	5,636	13,809	10,909
Selling, general and administrative	1,831	1,742	3,837	3,837
Restructuring (Note 11)	530	—	530	—
	10,631	7,378	18,176	14,746

Operating loss	(10,465)	(7,188)	(17,847)	(14,383)

Other income (expense):
Interest and other income (expense), net	297	(75)	642	251
Foreign exchange (loss) gain, net	(213)	234	(315)	285
	84	159	327	536
Net loss from continuing operations	$(10,381)	$(7,029)	$(17,520)	$(13,847)

Net income from discontinued operations, including gain on sale of $6,710 in the three months ended June 30, 2005 (Note 10)	$7,043	$663	$7,460	$1,197

Net loss	$(3,338)	$(6,366)	$(10,060)	$(12,650)

Accumulated deficit, beginning of period	(219,071)	(189,528)	(212,349)	(150,294)
Cumulative effect of change in accounting principle	—	—	—	(32,950)
Accumulated deficit, end of period	$(222,409)	$(195,894)	$(222,409)	$(195,894)

Basic and diluted (loss) income per common share:
From continuing operations	$(0.14)	$(0.10)	$(0.24)	$(0.19)
From discontinued operations	$0.09	$0.01	$0.10	$0.02
	$(0.05)	$(0.09)	$(0.14)	$(0.17)

Weighted average number of common shares used to compute basic and diluted loss per common share (in thousands)	72,506	72,506	72,506	72,502

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Canadian dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net loss	$(3,338)	$(6,366)	$(10,060)	$(12,650)
Net income from discontinued operations	(7,043)	(663)	(7,460)	(1,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	83	184	237	318
Loss on disposal of property and equipment	—	44	—	59
Amortization of stock compensation expense	74	283	242	914
Unrealized foreign exchange gain	(760)	(228)	(750)	(222)
(Gain) loss on market value of investments	(576)	304	(701)	310
Changes in operating assets and liabilities:
Collaborative accounts receivable	—	—	—	277
Prepaid expenses	2,706	268	1,859	290
Other current assets	(312)	(95)	150	(267)
Deferred development expenses	18	15	1,704	32
Accounts payable and accrued liabilities	(472)	(3)	(3,369)	(298)
Deferred revenue	(140)	(119)	(291)	(254)
Net cash used in operating activities of continuing operations	(9,760)	(6,376)	(18,439)	(12,688)
Net cash provided by discontinued operations	908	928	1,472	938
Net cash used in operating activities	(8,852)	(5,448)	(16,967)	(11,750)

Cash flows from investing activities:
Purchase of short-term investments	(14,340)	(2,000)	(16,912)	(22,919)
Sales and maturities of short-term investments	17,258	12,008	25,302	22,943
Purchase of plant and equipment	—	(55)	(3)	(185)
Net cash provided by (used in) investing activities of continuing operations	2,918	9,953	8,387	(161)
Proceeds from sale of discontinued operations	7,345	—	7,345	—
Net cash provided by (used in) investing activities	10,263	9,953	15,732	(161)

Cash flows from financing activities:
Repayment of borrowings	(87)	(114)	(174)	(231)
Proceeds from issuance of common shares	—	—	—	36
Share issue costs	—	—	—	(81)
Net cash used in financing activities	(87)	(114)	(174)	(276)

Effect of exchange rate changes on cash and cash equivalents	7	(10)	(179)	(21)
Increase (decrease) in cash and cash equivalents	1,331	4,381	(1,588)	(12,208)
Cash and cash equivalents, beginning of period	5,619	3,160	8,538	19,749
Cash and cash equivalents, end of period	$6,950	$7,541	$6,950	$7,541

See Note 8 for non-cash disclosures

See accompanying notes to consolidated financial statements.

Stressgen Biotechnologies Corporation
Notes to Consolidated Financial Statements

(Unaudited)
(Canadian dollars, unless otherwise noted)

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stressgen Biotechnologies Corporation (with its subsidiaries other than discontinued operations, “Stressgen” or the “Company”) is a biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic vaccines for the treatment of infectious diseases and cancers. The Company’s lead candidate, HspE7, targets a broad spectrum of human papilloma virus (HPV) related diseases.  It was created using the Company’s proprietary CoValTM fusion product technology, which is based on covalently linking stress proteins (also known as heat shock proteins) to disease specific antigens. The Company has also researched using the same technology to develop potential treatments for hepatitis B and herpes simplex.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At June 30, 2005, the Company had cash, cash equivalents and short-term investments totaling $13,230,000, working capital of $9,400,000 and accumulated deficit of $222,409,000.  At December 31, 2004, the Company had cash, cash equivalents and short-term investments totaling $21,578,000, working capital of $19,335,000 and accumulated deficit of $212,349,000.  The Company incurred a net loss from continuing operations of $17,520,000 for the six months ended June 30, 2005 and a net loss from continuing operations of $31,845,000 for the year ended December 31, 2004.  The Company used $16,967,000 of net cash in operations for the six months ended June 30, 2005.  Historically, the Company has incurred significant losses from operations.  Until such time as its research and development efforts are commercialized or fully funded by third parties, of which no assurance can be given, the Company will continue to incur operating losses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company estimates that its current cash resources will be sufficient to fund its operations, including payments to third parties for the continued preparation of its clinical trials for HspE7 into the fourth quarter of 2005.  To fund operations and the Company’s drug development programs beyond 2005, the Company must enter into collaboration agreements with third parties, complete a corporate transaction and/or raise additional financing.   The Company may not be successful in securing additional resources and if secured, such arrangements may not provide funds to the Company sufficient to continue to fund operations through commercialization of HspE7.  In the absence of raising additional funds, the Company will be required to scale back or terminate operations.

Even assuming the Company is successful in securing additional sources of financing to fund its HspE7 program and the continued development of its CoVal™ technology, or otherwise enter into collaborative agreements or complete a corporate transaction, the Company’s efforts may not result in commercially viable products.

Basis of presentation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries (Stressgen Biotechnologies Inc, Stressgen Development Corporation, Stressgen Bioreagents Limited Partnership, Stressgen Holding Corporation).  Intercompany accounts and transactions have been eliminated in consolidation.  Prior year balances have been reclassified to conform to current year presentation as a result of the sale of the bioreagent business which has been presented as a discontinued operation (Note 10).

Financial statements and estimates

The accompanying unaudited financial statements for Stressgen for the three and six months ended June 30, 2005 and 2004, in the opinion of management, include all adjustments necessary for their fair presentation in conformity with Canadian generally accepted accounting principles (Canadian GAAP), and conform in material respects with accounting principles generally accepted in the United States of America (U.S.

GAAP), except as discussed in Note 9.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s December 31, 2004 Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Canadian GAAP and U.S. GAAP have been condensed or omitted pursuant to the applicable Canadian regulatory and U.S. Securities and Exchange Commission (SEC) rules and regulations.  Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with Canadian GAAP and U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as of the date of the financial statements.  Significant estimates are used for, but not limited to, revenue recognition, accrual of clinical trial costs, measurement of stock-based compensation and cancellation fees related to contractual obligations.  Actual results could differ from such estimates.

Foreign currency translation

The Company uses the Canadian dollar as its consolidated functional and reporting currency.  Monetary assets and liabilities that are denominated in U.S. dollars or British pounds are translated into Canadian dollars at the rates of exchange prevailing at the balance sheet date.  Non-monetary assets and liabilities are translated at historical exchange rates.  Revenue and expenses are translated at the average rate of exchange for the period of such transactions, and translation gains and losses are recognized in operations.

Revenue recognition

Revenue from collaborative research and development arrangements may include multiple elements within a single contract.  The Company’s accounting policy complies with the revenue determination requirements set forth in the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board recommendations, section 3400, Revenue, Emerging Issues Committee (EIC) 141, Revenue Recognition, Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and EIC 142, Revenue Arrangements with Multiple Deliverables, relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  Payments received under collaborative arrangements may include the following:  non-refundable fees at inception of contract for technology rights; funding for services performed; milestone payments for specific achievements; and payments based upon resulting sales of products.

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

Clinical trial accruals

The Company recognizes expenses related to its ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods when the expenses are incurred.  The

Company recognizes clinical trial costs in three distinct phases that correspond with the period during which the services are performed:  the start-up phase, the patient accrual phase, and the close-out phase.  The start up portion of the trial contract is accrued during the trial planning and protocol writing period.  The per patient accrual cost is recognized as each patient enters the trial.  The close-out portion of the trial is recognized as the final analyses of patient data are prepared.  Based on the design of the trial including number of patients, number of clinical sites, method of treatment, and follow-up, the proportion of the cost of each phase could vary from trial to trial.  In addition the Company evaluates the nature and structure of each clinical trial contract and adjusts the algorithm, if necessary, to capture expenses in the appropriate period.  As each trial continues, the Company evaluates the total contract costs and makes adjustments accordingly. Changes to the cost estimates are charged or credited to research and development (R&D) expense in the appropriate period based on the facts and timing of the adjustment.

Stock-based compensation plan

In September 2003, the CICA Accounting Standards Board released revised transitional provisions for Stock-Based Compensation and Other Stock-Based Payments, Section 3870 (CICA 3870), to provide the same alternative methods of transition as is provided in the U.S. for voluntary adoption of the fair value based method of accounting.   In January 2004, the Company adopted CICA 3870.  As a result, the Company recorded a $32,950,000 cumulative change in accounting principle in the quarter ended March 31, 2004.  This standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method.

The Company has two stock-based compensation plans which are described in Note 5.  The Company grants options with an exercise price equal to the fair market value of the underlying common stock.  Under the principles of CICA 3870, compensation expense is recognized on a straight-line basis over the vesting period of the grant based on the estimated fair value at the time of grant using the Black-Scholes method.  Any consideration paid by directors, employees and others on exercise of stock options together with the fair value of such options is credited to common shares.

The Company recorded expense of $74,000 and $283,000 related to continuing operations and $2,000 and $18,000 related to discontinued operations for the three months ended June 30, 2005 and 2004, respectively, representing the amortization of the fair value of compensation based on the vesting period of stock options granted to employees and directors.  The Company recorded expense of $242,000 and $914,000 related to continuing operations and $13,000 and $50,000 related to discontinued operations for the six months ended June 30, 2005 and 2004, respectively.  The weighted-average per-share fair values of the individual options granted during the three and six months ended June 30, 2005 were $0.09 and $0.10, respectively.  The weighted-average per-share fair values of the individual options granted during the three and six months ended June 30, 2004 were $0.68 and $1.05, respectively. The fair value of the options was determined using a Black-Scholes option-pricing model with the following average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Volatility	79%	61%	72%	65%
Risk-free interest rate	3.2%	3.8%	3.5%	3.5%
Expected life	4 years	4 years	4 years	4 years

Concentration of credit risk

The Company invests its excess cash principally in investment grade government and corporate debt securities.  The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity.  These guidelines are periodically reviewed and modified to reflect changes in market conditions.  The Company has not experienced any significant losses on its cash equivalents or short-term investments.  However, the Company recorded write-downs of its fixed income investment portfolio in 2004 of $293,000.  The write-downs were due principally to a decrease in the market value of one bond which had been fluctuating since the initial write-down was recorded in 2003.

At June 30, 2005 and December 31, 2004, approximately 64% and 48% of cash, cash equivalents and short-term investments were held in U.S. dollars.  At June 30, 2005 and December 31, 2004, approximately 32% and 36% of cash, cash equivalents and short-term investments were held in British pounds.

The Company has derived 100% of its collaboration revenue from F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively, Roche).

Net income ( loss) per share

Net income (loss) from continuing and discontinued operations per share is computed using the weighted average number of common shares outstanding.  Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents would be anti-dilutive.  The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 9,190,171 and 9,189,292 for the three and six months ended June 30, 2005, respectively, and 10,847,999 and 10,749,662 for the same periods in 2004, respectively.

Deferred expenses

The Company incurred costs in conjunction with its financing efforts in the fourth quarter of 2004 and first quarter of 2005.  As of December 31, 2004, the costs associated with the financing were classified as deferred expenses included within “Other current assets” on the Consolidated Balance Sheet.  However, in April 2005, the Company announced that it elected to withdraw the amended and restated preliminary prospectus in connection with the proposed offering of common shares. Therefore, the deferred financing costs totaling approximately $550,000 were written off in the first quarter 2005 and included in selling, general and administrative expense.

2.                                      COLLABORATIVE AGREEMENT

On December 2, 2003, the Company announced it had restructured its June 24, 2002 collaboration agreement with Roche, providing for the development and commercialization of the pharmaceutical fusion product candidate, HspE7.  Under the restructured terms, Roche was granted an option to license the first generation HspE7 product, a license to develop a second generation HspE7 product, and an option to negotiate rights to the Company’s CoValTM fusion product candidates for the treatment of cancer and hepatitis C.

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

The Company recorded collaborative R&D revenue of $166,000, and $190,000 during the three months ended June 30, 2005 and 2004, respectively, and $329,000 and $363,000 during the six months ended June 30, 2005 and 2004, respectively. Collaborative R&D revenue during both periods relates principally to the amortization of upfront license fees in accordance with CICA Accounting Standards Board recommendations, section 3400, Revenue, and SAB No. 104, Revenue Recognition in Financial Statements.

By paying additional fees, Roche can exclusively develop the second generation HspE7 product.  In such case Roche would be required to pay the costs of development, manufacture and commercialization of the product and to make payments to the Company upon the achievement of defined milestones.  The Company would also receive tiered, progressive sales-based payments that it believes are competitive with other agreements of this stage and type.  Under the agreement, commercial success payments of up to approximately $104,176,000 become payable depending upon the aggregate net sales of either or both generations of the HspE7 products. The restructured collaboration agreement gives the Company the right to discuss, negotiate and execute an alternative agreement with a third-party for the development and commercialization of HspE7 through a license, partnership, joint venture or similar transaction.  After March 31, 2005 and through the end of the option period (three months after the Company files a Biologic License Application with the FDA), Roche can terminate this right by paying the Company a fee, which it expects would be either approximately $12,256,000 or $18,384,000 depending on the stage of development of the product. Management cannot determine if or when this option will be exercised.  The amounts disclosed in this paragraph are reported in the Canadian dollar equivalent to the actual U.S. dollar amounts per the contract converted at the exchange rate on June 30, 2005.  Therefore any fluctuation in these amounts from previous filings is due to foreign exchange rate changes.

3.                                      BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items of continuing operations:

	June 30, 2005
		Accumulated	Net Book
(In thousands)	Cost	Depreciation	Value
Property and equipment:
Laboratory equipment	$3,584	$(2,638)	$946
Computer equipment	910	(754)	156
Furniture and fixtures	392	(291)	101
Leasehold improvements	749	(723)	26
	$5,635	$(4,406)	$1,229

	December, 31 2004
		Accumulated	Net Book
(In thousands)	Cost	Depreciation	Value
Property and equipment:
Laboratory equipment	$3,648	$(2,517)	$1,131
Computer equipment	910	(727)	183
Furniture and fixtures	392	(282)	110
Leasehold improvements	749	(692)	57
	$5,699	$(4,218)	$1,481

(In thousands)	June 30, 2005	December 31, 2004

Accounts payable and accrued liabilities:
Trade accounts payable	$2,893	$3,742
Accrued compensation and benefits	795	1,243
Clinical trial accruals	451	2,514
Other accrued liabilities	354	363
	$4,493	$7,862

As of June 30, 2005 and December 31, 2004 the Company had outstanding term loan obligations of $340,000 and $514,000, respectively.  In September 2003 the Company entered into a 36-month term loan agreement with Oxford Finance Corporation, collateralized by equipment owned by the Company.  Interest rates on the Oxford term loans range from 11.47% to 11.48%.  Under the terms of the agreements, the Company must obtain a letter of credit for the outstanding loan balances if combined cash, cash equivalents, and short-term investments fall below $6,000,000.

During the second quarter of 2005, the Company recorded adjustments to the clinical trial accrual and to the bonus accrual.  The Company reversed $527,000 of its clinical trial accrual due primarily to delays in process development and the manufacturing of commercial-grade clinical supplies and other issues related to the change in the biological profile of its newly manufactured HspE7, requiring the Company to re-write the protocol and revise other aspects of the trial.  Due to these factors and additional information that became available regarding the cost components of the trial, the Company changed its estimate of the clinical trial accrual.  The Company also reversed a $980,000 accrual for 2004 management bonuses which will not be paid as a result of a decision made in the second quarter of 2005 by the board of directors and management.

4.                                      COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations consist primarily of agreements related to the development and manufacture of HspE7, operating leases for facilities, a term loan to increase working capital cash flows and contractual employment obligations.  The Company engages several contractors working on different aspects of the work which regulatory authorities require for a biological product, including stability testing, analytical testing, release testing and the manufacturing and fill/finish activities noted below.

In January 2004 the Company entered into a biological services agreement with Avecia, denominated in British pounds, for the process development, scale-up and manufacture of HspE7.  In addition, Avecia may manufacture HspE7 for commercial sale, if the product is successful.  The Avecia agreement is cancelable by the Company upon notice and subject to payment of cancellation penalties owed at that time.  The cancellation fee is based on a sliding percentage of certain future program milestones.  Accordingly, the cancellation fee is modified each month during the course of the agreement, based on the timing of activities performed by Avecia and prepayments for those activities.  As of June 30, 2005, the Company has not canceled any activities under this agreement, therefore, no cancellation penalty liability has been recorded as of June 30, 2005.   As of June 30, 2005, the Company had $2,150,000 in commitments payable to Avecia.

In October 2004 the Company entered into an agreement with Cardinal Health (Cardinal), denominated in U.S. dollars.  Under this contract, Cardinal was engaged to fill and lyophilize HspE7.  This agreement with Cardinal includes cancellation provisions that could require the Company to pay for work that was not performed or equipment that was not used if it terminates the contract while activities are at pre-defined stages.   During the second quarter of 2005, the Company canceled this contract with Cardinal and therefore was subject to cancellation penalties totaling $404,000.  The Company applied a prepayment of $151,000 to the penalty and accrued the remaining balance as of June 30, 2005.  The Company engaged an alternate vendor to perform these activities.

To retain a flexible development program, the Company typically negotiates termination provisions so that financial obligations are limited to paying for work performed up to the termination date and in some cases, a cancellation fee determined under a pre-established formula.  Except as disclosed above, the Company currently does not have any other significant research and development contracts subject to cancellation or postponement fees.

The Company has not entered into any minimum supply agreements with any service vendors or contract manufacturers.

Contractual Employment Obligations

The Company has agreements with certain key employees which include payment obligations to such employees if they are terminated without cause.  As of June 30, 2005, the aggregate amount potentially payable pursuant to such agreements totaling either $1,498,000 or $2,368,000, depending on whether certain of such terminations were to occur after a change of control of the Company.  Additionally, in order to encourage its employees to continue their employment with the Company for a specified period of time after its restructuring in April of 2005, the Company implemented a stay bonus program pursuant to which we may be obligated to pay an aggregate amount of $497,000 in December 2005, of which $124,000 has been accrued as of June 30, 2005.

Patent Opposition

On October 22, 2002 Antigenics Inc. announced that it had filed an opposition in the European Patent Office to a European patent and requests for re-examination in the U.S. Patent and Trademark Office of two U.S. patents licensed in connection with the Company’s platform technology.  In October 2003 Antigenics filed an opposition in the European Patent Office to an additional, product specific, European patent.  The EPO intends to hold an oral hearing in October 2005 concerning the opposition of the product specific patent if the parties do not request a change in the date.  The Company does not know when results from these proceedings will be obtained or what the final results from the opposition and re-examination processes will be.

CRA Review

The Canada Revenue Agency (“CRA”) asked the Company to provide additional information with respect to transactions between the parent company and its subsidiaries in 2001 and 2002. In February 2005 CRA gave the Company a preliminary indication that it does not agree with elements of the Company’s transfer pricing, including the value ascribed to intellectual property transferred to a subsidiary.  The Company believes that the preliminary determination has been made without regard to relevant information and has providing further information and clarification to CRA. Even if the CRA assessment does not change, its determination will not result in a change to the Company’s financial statements due to the consolidated presentation of the results for the Company and its subsidiaries and due to the fact the Company has a full valuation allowance against deferred tax assets; nor will additional tax become payable for those years. If the Company is found to have failed to provide timely and adequate information to CRA, a penalty could be levied. The Company believes that it has provided all relevant information within prescribed time periods. The Company does not believe the outcome of the discussions with the CRA will have a material impact on its financial position.

5.                                      STOCKHOLDERS’ EQUITY

Common Shares

In June 2002 the Company issued 2,036,436 common shares for $7,657,000 pursuant to the collaboration agreement with Roche (see Note 2).  The equity was issued at a per share price determined by the weighted average price of common shares of the Company during the ten business days prior to the Roche transaction.

At the time of the original collaboration agreement (see Note 2), Roche received two warrants to purchase the common stock of Stressgen.  The Company allocated $1,264,000 as the fair value of the warrants.  In April 2003, Roche exercised the first warrant to acquire 1,413,600 common shares at $3.25, resulting in net proceeds of $4,594,000 to the Company.  Under the original collaboration agreement, the Company had the right to call the second warrant. In connection with the restructured collaboration agreement, Roche has a continued right to exercise the second warrant for 814,574 shares at a purchase price of $3.76 per share at any time until June 28, 2007.  The Company no longer has the right to call the second warrant.

Contributed surplus

The change in contributed surplus from December 31, 2004 is due to expense related to the fair value of stock options recorded in the first half of 2005.

Employee Share Option Plans

The following tables summarize information related to all stock options outstanding and exercisable granted to employees, directors and non-employees under the Company’s 1996 and 2001 stock-based compensation plans as of June 30, 2005.

The total number of options exercisable at December 31, 2004 was 4,050,335.  The following table summarizes information related to all stock options outstanding and exercisable at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - $1.99	1,598,982	6.9	$1.16	937,737	$1.72
$2.00 - $3.99	583,829	6.2	3.23	465,492	3.33
$4.00 - $5.99	1,028,258	3.6	4.88	1,026,048	4.88
$6.00 - $8.00	399,500	4.6	6.14	399,500	6.14
	3,610,569	5.6	$3.10	2,828,777	$3.76

In June 2005, an amendment to the 2001 stock option incentive plan was approved by a majority stockholder vote.  The original 2001 plan allowed for a fixed number of options in the pool.  The amendment provides that the maximum number of options in the pool should be determined by a rolling calculation based on 10% of the issued and outstanding common shares.  Therefore as of June 30, 2005, the total number of options in the pool increased from 3,500,000 to 7,250,640 and there were 4,346,123 options available for future grant under the 2001 Plan.  As of August 3, 2005, there were approximately 3,015,064 options outstanding.

6.                                      RELATED PARTY TRANSACTIONS

The Company has used various affiliates of MDS, Inc., including MDS Pharma Services, to provide research services.  One of the Company’s board members, Ian Lennox, was an officer of MDS, Inc. through May 2004.  During the first five months of 2004, the Company paid MDS and its affiliates an aggregate of $286,000.

7.                                      SEGMENT INFORMATION

Long-lived assets are allocated geographically as follows:

(In thousands)	June 30, 2005	December 31, 2004
Canada	$1,060	$1,271
US	169	210
	$1,229	$1,481

The Company previously reported two segments, Biotechnology and Bioreagents.  As discussed in Note 10, in April 2005, the Company sold certain assets and liabilities of the bioreagent business and therefore has only one reportable segment.

8.                                      SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Interest paid	$12	$28	$26	$56

9.                                      THE EFFECT OF APPLYING ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE U.S.

These financial statements have been prepared in accordance with Canadian GAAP which, except as set out below, conform, in all material respects, to U.S. GAAP. The approximate effect of applying U.S. GAAP instead of Canadian GAAP on the consolidated financial statements would be as follows:

Balance Sheet

(In thousands)	June 30, 2005	December 31, 2004

Current assets under Canadian GAAP	$14,859	$28,531

Market value gain on available for sale securities	—	—

Current assets under U.S. GAAP	$14,859	$28,531

Stockholders’ equity under Canadian GAAP	$9,746	$19,551

Market value gain on available for sale securities	—	—
Adjustment to common stock (a)	(16,710)	(16,455)
Adjustment to deferred stock compensation (a)	—	(104)
Adjustment to accumulated deficit (a)	16,710	16,559
	—	—
Stockholders’ equity under U.S. GAAP	$9,746	$19,551

Statement of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2005	2004	2005	2004
Net loss under Canadian GAAP	$(3,338)	$(6,366)	$(10,060)	$(12,650)
Reversal of unrealized foreign exchange gain on investments	(752)	(238)	(929)	(243)
(Gain) loss on market value of investments (b)	(576)	304	(701)	310
Reversal of stock compensation expense (a)	76	301	255	964
Stock compensation expense under APB No. 25 (a)	—	(15)	(104)	(52)
	(1,252)	352	(1,479)	979

Net loss under U.S. GAAP	$(4,590)	$(6,014)	$(11,539)	$(11,671)

Basic and diluted loss per common share under Canadian GAAP	$(0.05)	$(0.09)	$(0.14)	$(0.17)

Basic and diluted loss per common share under U.S. GAAP	$(0.06)	$(0.08)	$(0.16)	$(0.16)

Common shares used to compute basic and diluted loss per share under Canadian and U.S. GAAP	72,506	72,506	72,506	72,502

Statement of Cash Flows

For all periods presented there are no significant differences under Canadian and U.S. GAAP in net cash (used in) provided by operating, investing and financing activities.

Differences

The following notes outline the differences between Canadian and U.S. GAAP that affect the Company for the three and six months ended June 30, 2005 and 2004.

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

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS No. 148) in December 2002.  SFAS No. 148 provides alternative transition methods for entities that voluntarily elect to adopt the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based employee compensation.  Under the provisions of SFAS No. 123, fair value accounting is required for all grants made on or after January 1, 1995.  The Company has not elected to adopt the recognition provisions of SFAS No. 123 for U.S. reporting purposes, which would require fair value based accounting for grants made on or after January 1, 1995, but follows the intrinsic value method under APB Opinion No. 25.

Under the principles of SFAS No. 123, the Company would have recorded approximately $17,825,000 of deferred compensation related to the total fair value for stock options granted between January 1, 1995 and June 30, 2005.  The following table illustrates the effect on net loss and loss per share under U.S. GAAP if the Company had applied the fair value accounting provisions of SFAS No. 123 to employee stock based compensation:

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2005	2004	2005	2005
Net loss under U.S. GAAP	$(4,590)	$(6,014)	$(11,539)	$(11,671)

Stock-based compensation under APB No. 25	—	15	104	52
Stock-based compensation expense recorded under SFAS No. 123	(76)	(301)	(255)	(964)
Pro forma net loss under U.S. GAAP	$(4,666)	$(6,300)	$(11,690)	$(12,583)

Pro forma loss per common share	$(0.06)	$(0.09)	$(0.16)	$(0.17)

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

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in a full set of general-purpose financial statements.  Comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Net loss under U.S. GAAP	$(4,590)	$(6,014)	$(11,539)	$(11,671)
Other comprehensive income
Adjustment of unrealized foreign exchange gain on investments	752	238	929	243
Market value gain (loss) on investments	514	(304)	341	(310)
Comprehensive net loss under U.S. GAAP	$(3,324)	$(6,080)	$(10,269)	$(11,738)

At March 31, 2005 and December 31, 2004, the Company reported the bioreagent business as a discontinued operation pursuant to the requirements of CICA 3475, Disposal of Long-lived Assets and Discontinued Operations (CICA 3475), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  The Company sold certain assets and liabilities related to its bioreagent business in second quarter 2005. See Note 10 for further disclosure.

New U.S. GAAP Accounting Pronouncement

Share-based payment

In December 2004, the FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC announced that the effective date of SFAS
No. 123(R) will be postponed until January 1, 2006 for calendar year companies. The Company will adopt SFAS No. 123(R) on January 1, 2006. The Company has not determined the impact of adopting SFAS No. 123(R) on the footnotes. Further the Company does not yet know the impact that any future share-based payment transactions will have on its financial statements.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment, in which the staff expresses its views regarding the valuation of share-based payment arrangements.  SAB No. 107 is intended to assist issuers in their initial implementation of SFAS No. 123R and enhance the information received by investors and other users of financial statements.

10.                               DISCONTINUED OPERATION

At December 31, 2004, the Company reported its bioreagent business as a discontinued operation pursuant to the requirements of CICA 3475, Disposal of Long-lived Assets and Discontinued Operations (CICA 3475), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining

Whether to Report Discontinued Operations.  The bioreagent business produces and sells bioreagents to researchers and research organizations worldwide.  The products sold by the bioreagent business include antibodies, proteins, DNA products, ELISA kits and extracts for use in studying cellular stress response pathways, including oxidative stress, apoptosis, neurobiology and more.

In April 2005, the Company signed a definitive agreement to sell the bioreagent business for cash to allow it to focus its corporate strategy, manage resources and provide working capital to further fund the development and commercialization of HspE7.  The sale of the bioreagent business was effective April 29, 2005. The Company sold certain assets and liabilities associated with its bioreagent business including all inventory, accounts receivable, property and equipment, accounts payable and certain other intangible assets that were not previously capitalized by the Company.

The Company recorded a $6,710,000 gain associated with the sale.  Under the terms of the Asset Purchase Agreement (APA), the Company received a $7,345,000 cash payment on the day the transaction closed, and an additional $817,000 deposited into a third party escrow account for satisfying any indemnification claims of the buyer resulting from debts, liabilities, or claims not expressly assumed by the buyer or resulting from any breach by us of any obligation, representation, warranty, covenant or agreement made by us in connection with the transaction.  The Company will receive the escrow funds one year after the closing, in April 2006, subject to the conditions in the APA.  The Company believes it will receive the entire amount held in escrow and therefore the $6,710,000 gain includes the $817,000 escrow payment.  The initial cash payment and the escrow cash payment were made in U.S. dollars and converted into Canadian dollars at the foreign exchange rate at April 29, 2005, the date of the transaction.

In conjunction with the APA, the Company also entered into a Transition Services Agreement (TSA) to provide temporary administrative services to the purchaser such as accounting, human resources, IT, and other facility costs.  The Company earned approximately $170,000 during the second quarter of 2005 under the terms of the TSA, which is recorded in other income.   The TSA expires upon 60 day notice given by either party.

The operating results of the bioreagent business have been separately classified and reported as discontinued operations in the consolidated financial statements.  A summary of the components of discontinued operations in the Consolidated Statement of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Bioreagent sales	$584	$1,446	$2,165	$2,898
Operating expenses	(416)	(793)	(1,587)	(1,703)
Gain on sale	6,710	—	6,710	—
Other income (expenses)	165	10	172	2
Net income from discontinued operations	$7,043	$663	$7,460	$1,197

The bioreagent business was previously reported in the segment disclosure of our quarterly and annual filings.  The income reported above does not include internal overhead and administrative overhead expense allocations that were assigned to this segment and which will continue to be incurred by the continuing entity.

A summary of the components of assets and liabilities of discontinued operations on the Consolidated Balance Sheets is as follows:

December 31,
(In thousands)	2004
Assets of discontinued operations:
Cash and cash equivalents	$551
Short-term investments	515
Accounts receivable, net	589
Inventories	561
Prepaid expenses	15
Other current assets	60
Plant and equipment, net	156
Total assets of discontinued operations	$2,447

Liabilities of discontinued operations
Accounts payable	$324
Total liabilities of discontinued operations	$324

11.                             RESTRUCTURING

In April 2005, the Company took steps to restructure its operations, which allows the Company to focus its resources on the advancement of HspE7.  Under the restructuring plan, 31 employees were involuntarily terminated including research and administrative staff.  The terminated employees were offered one-time termination benefits totaling $530,000 which were paid or accrued in the second quarter of 2005, the cost of which is included in restructuring on the Statement of Operations.  Of the $530,000 of restructuring expense, $366,000 was paid in the second quarter 2005 and the remaining balance was accrued as of June 30, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is dated as of August 3, 2005.  It contains forward-looking statements that involve risk and uncertainties.  The predictions described in these statements may not materialize if management’s current expectations regarding our future performance prove incorrect.  Our results could also be affected by factors including, but not limited to, our ability to continue as a going concern, our ability to enter into corporate partnering relationships, difficulties inherent in the manufacture of commercial grade clinical supplies, regulatory approval requirements, clinical trial uncertainties, the effect of our limited cash resources and the application of available resources among competing potential uses and other risks described in our annual report under the heading “Risk Factors.”  Our forward-looking statements are based on currently available information; we disclaim any obligation to update them.

The following information should be read in conjunction with our June 30, 2005 consolidated quarterly financial statements and related notes therein, which are prepared in accordance with Canadian GAAP.  These principles differ in certain respects from U.S. GAAP.  The differences, as they affect our consolidated financial statements, are described in Note 9 to our consolidated financial statements.  All amounts following are expressed in Canadian dollars unless otherwise indicated.

Overview

From our inception in 1990 to 1993, our core business involved the sale of bioreagent products.  Our primary focus since 1993 has been the research and development of innovative stress protein-based fusion products that will stimulate the body’s immune system to combat viral infections and related cancers. Our lead therapeutic vaccine candidate is HspE7.  HspE7 is a broad-spectrum therapeutic vaccine candidate in development for diseases caused by the human papilloma virus.  HspE7 is derived from our proprietary platform technology that enables us to covalently fuse stress proteins to antigens that invoke immune system responses.  By covalently fusing HspE7 and disease-associated antigens, we believe that we can create a proprietary portfolio of CoVal™ fusion products designed to stimulate the immune system to identify, target and eliminate virus-infected and cancerous cells.

We have incurred significant losses since our inception and expect to incur substantial losses for the foreseeable future as we invest in our research and product development programs, including manufacturing, pre-clinical studies and clinical trials, and regulatory activities.  At June 30, 2005 our accumulated deficit was $222,409,000.  Historically, we have depended principally on equity financings, cash flows from our bioreagent business and funding from research collaborations to fund our business activities.  In April 2005, we completed the sale of certain assets and liabilities of our bioreagent business for cash which resulted in a $6,710,000 gain, including a $817,000 payment subject to escrow until April 2006.  We intend to seek additional research collaborations to fund our business activities and pursue additional equity financings, markets permitting.

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

Restructured Roche Agreement

In December 2003, we announced a restructuring of our June 2002 collaboration agreement with Roche providing for the development and commercialization of HspE7.  Under the restructured terms, we granted Roche an option to license the first generation HspE7 product, a license to develop a second generation HspE7 product, and non-exclusive options to negotiate rights to CoValTM fusion product candidates for the

treatment of cancers and hepatitis C.   Roche can pay fees to make these options exclusive until January 1, 2007.

In connection with the first generation of HspE7, the restructured agreement gives us the right to develop and commercialize the product for indications other than genital warts, including control of regulatory matters such as IND applications.  In the original agreement we were responsible for clinical expenses only for the development of recurrent respiratory papillomatosis (RRP).  In the new agreement we are responsible for the manufacturing and other costs of all indications that we develop.  If Roche exercises its rights to the first generation product, it will fund all prospective development costs.  Roche can exercise its rights to the first generation of HspE7 by paying a fee, in which case it would also become responsible for event-driven milestones that could result in aggregate payments to us of up to US$138,000,000. Under that scenario, we would receive the revenue from all first generation HspE7 product sales in the U.S. and Canada for three years following approval of a BLA with the FDA and would receive sales-based payments (similar to royalties) of approximately 35% of net sales in the U.S. and Canada thereafter.  We would receive sales-based payments of 20% of net sales in countries other than the U.S. and Canada.

By paying additional fees, Roche can exclusively develop the second generation HspE7 product.  In such case Roche would be required to pay the costs of development, manufacture and commercialization of the product and to make payments to us upon the achievement of defined milestones. We would also receive tiered, progressive sales-based payments that we believe are competitive with other agreements of this stage and type.  Under the agreement, commercial success payments of up to approximately US$85,000,000 become payable depending upon the aggregate net sales of either or both generations of the HspE7 products. The restructured collaboration agreement gives us the right to discuss, negotiate and execute an alternative agreement with a third-party for the development and commercialization of HspE7 through a license, partnership, joint venture or similar transaction.  After March 31, 2005 and through the end of the option period (three months after we file a Biologic License Application), Roche can terminate this right by paying us a fee, which we expect would be either US$10,000,000 or US$15,000,000 depending on the stage of development of the product.  We cannot determine if or when this option will be exercised.

Liquidity and Capital Resources

Since inception we have relied principally on equity financings, cash flows from our bioreagent business, and funding from research collaborations, to fund our research and development programs, operations and capital expenditures.  Through June 30, 2005 we have raised net equity proceeds of $198,238,000.

The accompanying financial statements have been prepared assuming we will continue as a going concern.  At June 30, 2005, we had cash, cash equivalents and short-term investments totaling $13,230,000, working capital of $9,400,000 and accumulated deficit of $222,409,000.  At December 31, 2004, we had cash, cash equivalents and short-term investments totaling $21,578,000, working capital of $19,335,000 and accumulated deficit of $212,349,000.  We incurred a net loss from continuing operations of $17,520,000 for the six months ended June 30, 2005 and a net loss from continuing operations of $31,845,000 for the year ended December 31, 2004.  We used $16,967,000 of net cash in operations for the six months ended June 30, 2005.  Historically, we have incurred significant losses from operations.  Until such time, if ever, as our research and development efforts are commercialized or fully funded by third parties, of which no assurance can be given, we will continue to incur operating losses.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We estimate that our current cash resources will be sufficient to fund our operations, including payments to third parties for the continued preparation of our clinical trials for HspE7 into the fourth quarter of 2005.  To fund operations and our drug development programs beyond 2005, we must enter into collaboration agreements with third parties, complete a corporate transaction and/or raise additional financing.  The Company may not be successful in securing additional resources and if secured, such arrangements may not provide funds sufficient to continue to fund operations through commercialization of HspE7.  In the absence of raising additional funds, we will be required to scale back or terminate operations.

Even assuming we are successful in securing additional sources of financing to fund our HspE7 program and the continued development of our CoVal™ technology, or otherwise enter into collaborative agreements or complete a corporate transaction, our efforts may not result in commercially viable products.

At June 30, 2005 and December 31, 2004, we had $13,230,000 and $21,578,000, respectively, of cash, cash equivalents and short-term investments. The $8,348,000 decrease was due principally to spending related to the development of HspE7 and costs associated with our April 2005 corporate restructuring, offset by the sale proceeds of certain assets and liabilities associated with our bioreagent business.

During the three months ended June 30, 2005 and 2004, we reported $9,760,000 and $6,376,000, respectively, of net cash used in operating activities from continuing operations.  The increase in 2005 over 2004 is primarily due to the payments to our third party vendors and payments related to our April 2005 restructuring.

During the six months ended June 30, 2005 and 2004, we reported $18,439,000 and $12,688,000, respectively, of net cash used in operating activities from continuing operations.  The increase in 2005 over 2004 is primarily due to the payments to our third party vendors and payments related to our April 2005 restructuring.

During the three months ended June 30, 2005, we did not make any purchases of plant and equipment as compared with purchases of $55,000 during the same period in 2004.  Spending during the second quarter of 2004 consisted of laboratory equipment and computer related hardware.

During the six months ended June 30, 2005, purchases of plant and equipment by continuing operations totaled $3,000 as compared with purchases of $185,000 during the same period in 2004.  Spending during 2004 consisted of tenant improvements on our facilities, laboratory equipment and computer related hardware.

We do not expect our capital spending in the second half of 2005 to be significant.

In September 2003 we entered into a 36-month term loan with Oxford Finance Corporation (Oxford).  Under the terms of the Oxford loans, we must issue a letter of credit for the outstanding loan balance if our combined cash, cash equivalents, and short-term investments fall below $6,000,000.  At June 30, 2005 and December 31, 2004 we had an outstanding term loan obligation under the Oxford loan of $340,000 and $514,000, respectively

We expect to seek additional funds from various sources, including, but not limited to, corporate partners that enter into research and development collaborations with us, and public and private equity financings.  If we raise additional funds by issuing equity securities, substantial dilution to our existing shareholders may result.  We may need to obtain funds through collaborative arrangements with others that are on unfavorable terms.  We may also have to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop ourselves.  We may not be successful in raising additional funds.  We may not be successful in raising additional funds.

Contractual Obligations

In January 2004, we entered into a biological services agreement with Avecia, denominated in British pounds, for the process development, scale-up and manufacture of HspE7 for our clinical trials.  In addition, Avecia may manufacture HspE7 for commercial sale, if our product is successful.

The Avecia agreement is cancelable by us upon notice and subject to payment of cancellation penalties owed at that time. The cancellation fee is based on a sliding percentage of certain future program milestones.  Accordingly, the cancellation fee is modified each month during the course of the agreement, based on the timing of activities performed by Avecia and prepayments for those activities.  As of June 30, 2005, the Company has not canceled any activities under this agreement, therefore, no cancellation penalty liability has been recorded as of June 30, 2005.  As of June 30, 2005, the Company had $2,150,000 in commitments payable to Avecia.

In October 2004 we entered into an agreement with Cardinal Health (Cardinal), denominated in U.S. dollars.  Under this contract, Cardinal was engaged to fill and lyophilize HspE7.  This agreement with Cardinal includes cancellation provisions that could require payment by us to Cardinal for work that was not performed or equipment that was not used if we terminate the contract while activities are at pre-defined stages.  During the second quarter of 2005, we canceled this contract with Cardinal and therefore were subject to cancellation penalties totaling $404,000.  We applied a prepayment of $151,000 to the penalty and accrued the remaining balance as of June 30, 2005.  We engaged an alternate vendor to perform these activities.

To retain a flexible development program, we typically negotiate termination provisions so that financial obligations are limited to paying for work performed up to the termination date and in some cases, a cancellation fee determined under a pre-established formula.  Except as disclosed above, we currently do not have any other significant research and development contracts subject to cancellation fees.

We have agreements with certain key employees which include payment obligations to such employees if they are terminated without cause.  As of June 30, 2005, the aggregate amount potentially payable pursuant to such agreements totaling either $1,498,000 or $2,368,000, depending on whether certain of such terminations were to occur after a change of control of the Company.  Additionally, in order to encourage our employees to continue their employment with us for a specified period of time after our restructuring in April of 2005, we implemented a stay bonus program pursuant to which we may be obligated to pay an aggregate amount of $497,000, of which $124,000 has been accrued as of June 30, 2005.

There have been no other changes in our future contractual obligations from the amounts reported as of December 31, 2004.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Related Party Transactions

We have used various affiliates of MDS, Inc., including MDS Pharma Services, to provide research services.  One of our board members, Ian Lennox was an officer of MDS, Inc. through May 2004.  During the first five months of 2004, we paid MDS and its affiliates an aggregate of $286,000.

Discontinued Operations

At December 31, 2004, we reported our bioreagent business as a discontinued operation pursuant to the requirements of CICA 3475, Disposal of Long-lived Assets and Discontinued Operations (CICA 3475), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  The bioreagent business produces and sells bioreagents to researchers and research organizations worldwide.  The products sold by the bioreagent business include antibodies, proteins, DNA products, ELISA kits and extracts for use in studying cellular stress response pathways, including oxidative stress, apoptosis, neurobiology and more.

In April 2005, we signed a definitive agreement to sell the bioreagent business for cash to focus our corporate strategy, manage resources and provide working capital to further fund the development and commercialization of HspE7.  The sale of the bioreagent business was effective April 29, 2005. We sold certain assets and liabilities associated with our bioreagent business including all inventory, accounts receivable, property and equipment, accounts payable and certain other intangible assets that were not previously capitalized.

We recorded a $6,710,000 gain associated with the sale.  Under the terms of the Asset Purchase Agreement (APA), we received a $7,345,000 cash payment on the day the transaction closed, and an addition $817,000  deposited into a third party escrow account for satisfying any indemnification claims of the buyer resulting from debts, liabilities, or claims not expressly assumed by the buyer or resulting from any breach by us of any obligation, representation, warranty, covenant or agreement made by us in connection with the transaction.  We will receive the escrow funds one year after the closing, in April 2006, subject to the conditions in the APA.  We believe we will receive the entire amount held in escrow and therefore the $6,710,000 gain includes the $817,000 escrow payment.  The initial cash payment and the escrow cash payment were made in U.S. dollars and converted into Canadian dollars at the foreign exchange rate at April 29, 2005, the date of the transaction.

In conjunction with the APA, we also entered into a Transition Services Agreement (TSA) to provide temporary administrative services to the purchaser such as accounting, human resources, IT, and other facility costs.  The Company earned approximately $170,000 during the second quarter of 2005 under the terms of the TSA, which is recorded in other income.  The TSA expires upon 60 day notice given by either party.

The gain reported above does not include internal overhead and administrative overhead expense allocations that were assigned to this segment and which will continue to be incurred by the continuing entity.

Corporate Restructuring

In April 2005, we took steps to restructure our operations to focus our resources on the advancement of HspE7.  Under the restructuring plan, 31 employees were involuntarily terminated including research and administrative staff.  The terminated employees were offered one-time termination benefits totaling $530,000 which were paid or accrued in the second quarter of 2005, the cost of which is included in restructuring on the Statement of Operations.  Of the $530,000 of restructuring expense, $366,000 was paid in the second quarter 2005 and the balance was accrued.

Results of Continuing Operations

During the three months ended June 30, 2005, we realized a net loss from continuing operations of $10,381,000 or $0.14 per common share as compared to $7,029,000 or $0.10 for the same period in 2004. During the six months ended June 30, 2005, we realized a net loss from continuing operations of $17,520,000 or $0.24 per common share as compared to $13,847,000 or $0.19 for the same period in 2004.  The $3,352,000 and $3,673,000 increases in our net loss for the three and six months ended June 30, 2005, as compared to the same periods in 2004 are due principally to incremental third party activity to further the development of HspE7, $530,000 of expense associated with our corporate restructuring and severance payments of $848,000 made in the second quarter 2005 to our former Chief Executive Officer.

Collaborative R&D revenue

We recorded collaborative R&D revenue of $166,000 and $190,000 in the three months ended June 30, 2005 and 2004, respectively.  During the six months ended June 30, 2005 and 2004, respectively, we recorded collaborative R&D revenue of $329,000 and $363,000.  Collaborative R&D revenue relates principally to the amortization of upfront license fees in accordance with CICA Accounting Standards Board recommendations, section 3400, Revenue, and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements.

Research and development

Research and development in our continuing operations includes costs associated with therapeutic product development and clinical studies related to HspE7.  In order to optimize our financial flexibility, we employ clinical research organizations (CRO) to conduct our clinical trials and engage contract manufacturers to assist us with product development and manufacturing.  During the second quarter of

2005, primarily all of our R&D spending related to efforts developing HspE7.  Beginning in mid-2004, we focused the majority of our resources on developing HspE7.  In periods prior to mid-2004, we allocated some of our R&D spending to exploratory research involving our follow-on CoValTM fusion proteins.

R&D spending in our continuing operations increased by approximately 47% to $8,270,000 during the three months ended June 30, 2005, compared to $5,636,000 for the same period in 2004.  Our R&D spending in continuing operations increased by approximately 27% to $13,809,000 during the six months ended June 30, 2005, compared to $10,909,000 for the same period in 2004.

The increases in R&D expense in current periods over prior periods are due principally to spending at Avecia and other key vendors to further develop HspE7, including process development and manufacturing activities in preparation for our Phase III trial of HspE7 for the treatment of patients suffering from recurrent respiratory papillomatosis, or RRP.  This spending was offset in the second quarter of 2005 by the $527,000 reversal of our clinical trial accrual related to our RRP pivotal trial, savings realized from our April 2005 restructuring and the reversal of 2004 accrued management bonuses.  We reversed a portion of our clinical trial accrual due in part to delays in process development and the manufacturing of commercial-grade clinical supplies and other issues related to the change in the biological profile of our newly manufactured HspE7, requiring us to re-write the protocol and revise other aspects of the trial.  We also reversed a $542,000 accrual for 2004 management bonuses which will not be paid as a result of a decision made in the second quarter of 2005 by our board of directors and management.

In addition to clinical trial spending, our spending with Avecia is expected to continue through 2005 as we transition from process development activities to initial production runs of bulk drug substance for our upcoming clinical trials.  We will also incur additional costs with other third party providers for validation and other activities associated with the preparation of HspE7 to be used in clinical trials.

We intend to dedicate our strategic and financial resources to support the further advancement of HspE7.  We will continue to focus on pre-validation of our manufacturing process and other activities associated with preparing for our planned Phase III study in patients with RRP.  We will also continue our activities associated with developing HspE7 combined with an adjuvant to prepare for our planned Phase I/II proof-of-concept study.  We will need to raise additional funds to begin and continue to conduct those trials.

Selling, general and administrative expenses

Selling, general and administrative expense, or SG&A, includes executive management, business development, investor relations, legal support and general administrative activities.

SG&A spending through continuing operations increased by approximately 5% to $1,831,000 for the three months ended June 30, 2005, from $1,742,000 for the same period in 2004.  Our SG&A spending in continuing operations remained unchanged at $3,837,000 for the six months ended June 30, 2005 and 2004.  SG&A for both the three and six months ended June 30, 2005 includes severance payments made in the second quarter 2005 to our former Chief Executive Officer totaling approximately $848,000, offset by savings realized in the April 2005 restructuring and the $438,000 reversal of accrued 2004 management bonuses which will not be paid based on a decision made in the second quarter of 2005 by the board of directors and management.  Additionally, SG&A for the six months ended June 30, 2005 includes approximately $550,000 of expense incurred in the first quarter 2005 related to our withdrawn financing.  We anticipate that SG&A spending during the remainder of 2005 will be consistent with current spending.

Restructuring expense

Employees terminated through our April 2005 corporate restructuring were offered one-time termination benefits which were paid or accrued in the second quarter of 2005, the cost of which is included in restructuring on the Statement of Operations.

Interest and other income (expense)

Interest and other income from continuing operations increased for the three months ended June 30, 2005 to $297,000 of income compared to $75,000 of interest and other expense recorded for the same period in 2004.  During the six months ended June 30, 2005, interest and other income from continuing operations increased to $642,000 from $251,000 for the same period in 2004.  The increases were partially due to $170,000 of income during the second quarter of 2005 under the TSA associated with our discontinued operations.  The remaining difference is due to the reversal of write-downs related to the decrease in the market value of one bond which has been fluctuating since the initial write down was recorded in 2003.

Net foreign exchange gain/loss

During the three months ended June 30, 2005 we reported a foreign exchange loss from continuing operations of $213,000, compared to $234,000 of foreign exchange gain for the same period in 2004.  During the six months ended June 30, 2005 we reported a foreign exchange loss from continuing operations of $315,000, compared to $285,000 of foreign exchange gain for the same period in 2004.  During the second half of 2004 through the second quarter of 2005, the Canadian dollar strengthened against the U.S. dollar and the British pound compared to the first half of 2004.  Since approximately 96% of our cash, cash equivalents and short term investments are held in currencies other than the Canadian dollar, we experienced a foreign exchange loss.

Principal Differences between Canadian and U.S. generally accepted accounting principles

Our financial statements have been prepared in accordance with Canadian GAAP.  Certain adjustments would be required if these statements were to be prepared in all material respects in accordance with U.S. GAAP.

To conform to U.S. GAAP, our net loss would increase by $1,252,000 and decrease by $352,000 for the three months ended June 30, 2005 and 2004, respectively.  The principal differences under U.S. GAAP compared to Canadian GAAP for the three months ended June 30, 2005 were the reversal of an unrealized foreign exchange gain on investments of $752,000, a reversal of a gain on market value of investments of $576,000 and the reversal of stock compensation expense totaling $76,000 related to fair value stock option accounting adopted beginning January 1, 2004.  U.S. GAAP does not currently require fair value accounting on stock-based compensation.  Further, under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP unfavorable market value adjustments are recorded as a component of operations.

To conform to U.S. GAAP, our net loss would increase by $1,479,000 and decrease by $979,000 for the six months ended June 30, 2005 and 2004, respectively.  The principal differences under U.S. GAAP compared to Canadian GAAP for the six months ended June 30, 2005 were the reversal of an unrealized foreign exchange gain on investments of $929,000, a reversal of a gain on market value of investments of $701,000 and the reversal of stock compensation expense totaling $255,000 related to fair value stock option accounting adopted beginning January 1, 2004, offset by stock compensation expense of $104,000 that would be recorded under APB Opinion No. 25.  U.S. GAAP does not currently require fair value accounting on stock-based compensation.  Therefore, under the provisions of APB Opinion No. 25, no expense is recorded for options granted with an exercise price equal to the fair value of the stock on the day of grant.  Under APB Opinion No. 25 expense is incurred when stock options are granted at exercise prices less than the fair value of the underlying stock.  Further, under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP unfavorable market value adjustments are recorded as a component of operations.

To conform to U.S. GAAP, our net loss would decrease by $352,000 and $979,000 for the three and six month periods ended June 30, 2004.  The principal differences under U.S. GAAP compared to Canadian GAAP for the three and six month periods ended June 30, 2004 were the reversal of an unrealized foreign exchange gain on investments of $238,000 and $243,000, a reversal of a loss on market value of investments of $304,000 and $310,000 and the reversal of stock compensation expense totaling $301,000 and $964,000 related to fair value stock option accounting adopted beginning January 1, 2004, offset by stock compensation expense of $15,000 and $52,000 that would be recorded under APB Opinion No. 25.  U.S. GAAP does not currently require fair value accounting on stock based compensation.  Therefore, under the provisions of APB Opinion No. 25, no expense is recorded for options granted with an exercise price equal to the fair value of the stock on the day of grant.  Under APB Opinion No. 25 expense is incurred when stock options are granted at exercise prices less than the fair value of the underlying stock.  Further, under U.S. GAAP, adjustments to the market value of our investment portfolio would be recorded as a component of stockholders’ equity.  Under Canadian GAAP unfavorable market value adjustments are recorded as a component of retained earnings.

Net loss per common share under U.S. GAAP would have been $0.06 and $0.08 for the three months ended June 30, 2005 and 2004, respectively.  Net loss per common share under U.S. GAAP would have been $0.16 and $0.16 for the six months ended June 30, 2005 and 2004, respectively.  There were no net balance sheet differences between U.S. and Canadian GAAP as of June 30, 2005 and December 31, 2004.

Summary of Quarterly Results

	Quarter ended (b)
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Net revenues, Canadian and U.S. GAAP From continuing operations	174	163	163	166

Research and development expenses, Canadian and U.S. GAAP from continuing operations	6,422	8,582	5,539	8,270

Net (loss) income, Canadian GAAP
From continuing operations	(8,367)	(9,631)	(7,139)	(10,381)
From discontinued operations	410	(27)	417	7,043
Net loss, Canadian GAAP	(7,957)	(9,658)	(6,722)	(3,338)

Basic and diluted (loss) income per common share, Canadian GAAP
From continuing operations (a)	(0.12)	(0.13)	(0.10)	(0.14)
From discontinued operations (a)	0.01	(0.00)	0.01	0.09
Total basic and diluted loss per common share	(0.11)	0.13	(0.09)	(0.05)

Net loss, U.S. GAAP (c)	(6,519)	(9,831)	(6,949)	(4,590)

Basic and diluted loss per common share, U.S. GAAP (a) (c)	(0.09)	(0.14)	(0.10)	(0.06)

	Quarter ended (b)
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Net revenues, Canadian and U.S. GAAP From continuing operations	855	510	173	190

Research and development expenses, Canadian and U.S. GAAP from continuing operations	5,636	3,258	5,273	5,636

Net (loss) income, Canadian GAAP
From continuing operations	(6,034)	(4,071)	(6,818)	(7,029)
From discontinued operations	411	309	534	663
Net loss, Canadian GAAP	(5,623)	(3,762)	(6,284)	(6,366)

Basic and diluted (loss) income per common share, Canadian GAAP
From continuing operations (a)	(0.10)	(0.06)	(0.09)	(0.10)
From discontinued operations (a)	0.01	0.00	(0.00)	0.01
Total basic and diluted loss per common share	(0.09)	(0.06)	(0.09)	(0.09)

Net loss, U.S. GAAP (c)	(5,463)	(3,365)	(5,657)	(6,014)

Basic and diluted loss per common share, U.S. GAAP (a) (c)	(0.09)	(0.05)	(0.08)	(0.08)

(a)         Income (loss) per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(b)         Amounts for the first, second and third quarters of 2004 and all quarters in 2003 have been reclassified to conform to the presentation of the bioreagent business as discontinued operations.

(c)          To conform to U.S. GAAP certain adjustments must be made.  The nature of the principal difference is disclosed in the notes to our 2004 and 2003 audited financial statements.  See Note 9 to the June 30, 2005 quarterly financial statements for further disclosure.

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

Revenue recognition

Revenue from collaborative R&D arrangements may include multiple elements within a single contract.  Our accounting policy complies with the revenue determination requirements set forth in CICA Accounting Standards Board recommendations, section 3400, Revenue, EIC 141, Revenue Recognition, Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables, and EIC 142 Revenue Arrangements with Multiple Deliverable, relating to the separation of multiple deliverables into individual accounting units with determinable fair values.  We estimate the fair value of deliverables in collaboration agreements using standard industry techniques.  Changes in the determination of fair values or performance periods relating to certain deliverables, and associated milestones, could impact the timing of future revenue streams.

Clinical trial accruals

Clinical trial costs constitute a significant portion of R&D expense.  We recognize expenses related to our ongoing clinical trials using a methodology designed to accrue estimated costs in the appropriate accounting periods in which the expenses are incurred.  We recognize clinical trial costs in three distinct phases that correspond with the period during which the services are performed:  the start-up phase, the patient accrual phase, and the close-out phase. Based on the design of the trial, including the number of patients, number of clinical sites, method of treatment, and follow-up, the allocation of trial costs to each phase could vary from trial to trial.  Using our current trial accrual methodology, our liability for clinical trials as of June 30, 2005 is $451,000, which includes the estimated effect of any work-in-process terminated at the end of the reporting period.  Alternatively, if we utilized a percentage of completion approach and used an operational estimate of the actual work completed as of June 30, 2005 compared to the total contract value, our clinical trial liability would decrease by approximately $95,000.

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

Disclosure of Outstanding Share Data

The following table contains information regarding our outstanding equity as of August 3, 2005:

Common shares outstanding	72,506,403
Roche warrants	814,574
Warrants under 2003 Financing	5,304,149
Stock options outstanding	3,015,064

In February 2005, the audit committee pre-approved non-audit services related to tax services including, tax returns, responses to tax authority inquires, and other specific tax matters.

RISK FACTORS

Before investing in our common stock you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

We may not continue as a going concern, we have a history of operating losses and may never become profitable

Historically, we have incurred significant losses from operations, including net losses from continuing operations of $17,520,000 for the six months ended June 30, 2005 and $31,845,000 for the year ended December 31, 2004.  As of June 30, 2005, our accumulated deficit was $222,409,000.  Until such time, if ever, as our research and development efforts are commercialized or fully funded by third parties, of which no assurance can be given, we will continue to incur operating losses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Our biotechnology business is still at an early stage of development.  Significant additional research and development and clinical trials must be completed before our technology can be commercialized.  We have not completed the development of any therapeutic products and, therefore, have not begun to market or generate revenues from the commercialization of any therapeutic products.  We have undertaken only limited human clinical trials for HspE7, our vaccine product candidate.  Our future continuance and success will depend on many factors, including but not limited to:

•                  our ability to raise funds through collaborations or equity financings;

•                  the interest of qualified third parties in the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products and our ability to negotiate and execute favorable collaboration agreements, including for HspE7;

•                  successful completion of drug development, clinical testing and regulatory review and approval of HspE7;

•                  our ability to produce commercial quantities of any product we may successfully develop at reasonable costs;

•                  success in gaining market acceptance of any our product we may develop; and

•                  our ability to protect our proprietary rights and operate without infringing the proprietary rights of others;

Many of these factors will depend on circumstances beyond our control.  We may never have a product approved by the FDA or bring any product to market including HspE7.  Even if we are successful in doing so, we may not become profitable.

We require additional financing to execute our business plan

We currently have no committed sources of capital.  We estimate that our current cash resources will be sufficient to fund our operations, including payments to third parties for the continued preparation of our clinical trials for HspE7 into the fourth quarter of 2005.  To fund operations and our drug development programs beyond 2005, we must enter into collaboration agreements with third parties, complete a corporate transaction and/or raise additional financing.  The Company may not be successful in securing additional resources and if secured, such arrangements may not provide funds sufficient to continue to fund operations through commercialization of HspE7.  In the absence of raising additional funds, we will be required to scale back or terminate operations.

Even assuming we are successful in securing additional sources of financing to fund our HspE7 program and the continued development of our CoVal™ technology, or otherwise enter into collaborative agreements or complete a corporate transaction, our efforts may not result in commercially viable products.

We will seek additional funds through strategic collaborations and public or private equity or debt financing.  If we fund our programs through equity financings and if the price of the shares sold in the offering is less than the net tangible book value of your common shares, you will suffer dilution.  Depending upon the amount of capital we raise through the sale of equity, the dilution may be substantial.  We may also be required to enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.  The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations and our ability to continue our operations.

Our success depends on collaborative partners, licensees and other third parties over whom we have limited control

Due to the complexity of the process of developing therapeutics and our limited resources, our core business depends on our arrangements with pharmaceutical companies, contractors, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our product candidates. We have various research collaborations and outsource many other business functions, including clinical trials and manufacturing.  Our license agreements could obligate us to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications.  We may not be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

A number of risks arise from our dependence on collaborative agreements with third parties.  Product development and commercialization efforts could be adversely affected if key collaborative partners or third-party contractors, including Roche, Avecia or Cardinal:

•                  terminate or suspend their agreements with us;

•                  cause delays;

•                  fail to timely develop or manufacture adequate quantities of HspE7 or other compounds needed in order to conduct our clinical trials;

•                  fail to adequately perform our clinical trials;

•                  otherwise fail to meet their contractual obligations; or

•                  pursue other technologies or develop alternative products that could compete with the products we are developing.

Intellectual property rights on which we rely to protect the technologies underlying our products may be inadequate to prevent third parties from using our technologies or developing competing products

Our success will depend on our ability to obtain patent protection for, or maintain the secrecy of, our proprietary products, processes and other technologies.  We have 16 United States patents and 61 foreign patents, however, these patents, or any patents that we may own or license in the future, may not afford meaningful protection for our technology and products.  The pursuit and assertion of a patent right, particularly in areas like biotechnology, involve complex determinations and, therefore, are characterized by substantial uncertainty.  In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology.  As a result, patients might not issue from certain of our patent applications or from applications licensed to us.  Our last patent to expire will expire on August 25, 2022 and any patents we may obtain in the future will expire over time.

The scope of any of our issued patents may not be broad enough to offer meaningful protection.  In addition, others may challenge our current patents or patents we may obtain in the future and, as a result, these patents could be narrowed, invalidated or rendered unenforceable, or we may be forced to stop using the technology covered by these patents or to license technology from third parties.

Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.  Any patents issued to us or our strategic partners may not provide us with any competitive advantages, and the patents held by other parties may limit our freedom to conduct our business or use our technologies.  Our efforts to enforce and maintain our intellectual property rights may not be successful and may result in substantial costs and diversion of management time.  Even if our rights are valid, enforceable and broad in scope, competitors may develop products based on technology that is not covered by our patents.

In addition to patent protection, we also rely on copyright and trademark protection, trade secrets, know-ho, continuing technological innovation and licensing opportunities.  In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants, advisors and others to whom we disclose confidential information to execute confidentiality and proprietary information agreements.  However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available.  Furthermore, like many companies in our industry, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct.  In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships.  Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.  Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets.  Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market and execute our business strategies.

The biotechnology industry has a history of patent and other intellectual property litigation, and we may be involved in costly intellectual property lawsuits.

The biotechnology industry has a history of patent and other intellectual property litigation, and these lawsuits likely will continue.  We are currently facing a patent opposition and may face in the future face patent infringement suits by companies that control patents alleging infringement of their intellectual property rights.  In order to protect or enforce our intellectual property rights, we may have to initiate legal proceedings against third parties.  Legal proceedings relating to intellectual property typically are expensive, take significant time and divert management’s attention from other business concerns.  The cost of this litigation could adversely affect our business.  further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

On October 22, 2002, Antigenics Inc. announced that it had filed an opposition in the European Patent Office to a European patent and requests for re-examination in the U.S. Patent and Trademark Office of two U.S. patents we licensed from the Massachusetts Institute of Technology (“M.I.T”) and the Whitehead Institute for Biomedical Research in connection with our platform technology.  In October 2003, Antigenics filed an opposition in the European Patent Office, or EPO, to an additional, product specific, European patent held by us.  The EPO has advised us that it intends to hold an oral hearing in October 2005 concerning the opposition of the product specific patent if the parties do not request a change in the date.  We do not know when results from these proceedings will be obtained or what the final results from the opposition and re-examination processes will be.  An adverse result could materially harm our business.

We may encounter difficulties in manufacturing our products

We have not yet introduced any therapeutic products and have no experience manufacturing therapeutic vaccines ourselves.  Before any of our products, including our HspE7 vaccine candidate, can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including good manufacturing practices, or GMP, production and quality control regulations.  Because we do not have facilities for the production of therapeutic products, including our HspE7 vaccine product, we contract with third parties, such as Avecia, for process development, the scale-up of manufacturing our products from the laboratory bench to commercial quantities, manufacturing of bulk materials, product characterization, filling the product into vials, packaging and related processes.  If there are delays or difficulties in developing a commercial manufacturing process, performing manufacturing or transferring HspE7 between contractors performing different aspects of the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products.

Our clinical trials could take longer to complete than we project or may not be completed at all.

Clinical trials vary in design by factors including dosage, end points, length, controls, and numbers and types of patients enrolled.  Although for planning purposes we project the commencement, continuation and completion of clinical trials for HspE7, the actual timing of these events may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply.  We may not complete clinical trials involving HspE7 as projected.

We rely on third parties including, academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving HspE7.  We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.  In addition, we may suffer a delay in the completion of any one of our clinical trials because of requests from the FDA to revise the size or scope of the clinical trial.  Failure to commence or complete, or delays in, any of our planned clinical trials would prevent us from commercializing HspE7, and thus seriously harm our business.

In addition, the U.S. National Cancer Institute is sponsoring some HspE7 clinical trials.  Since these trials depend on governmental participation and funding, we have less control over their timing and design than trials we sponsor.

We are subject to regulatory requirements that are necessary to commercialize our products

The U.S., Canada and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of human therapeutic products.  Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured.  Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of a product.  Addressing these criteria requires considerable data collection, verification and analysis including Phase I, Phase II and Phase III clinical trials in humans.

Our product candidates, including HspE7, require significant additional development and clinical testing prior to commercialization. The process of obtaining required approvals and clearances is costly and time-consuming.  If our potential products, including HspE7, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•                  the commercialization of our products would be adversely affected;

•                  any competitive advantages of our potential products could be diminished; and

•                  revenues or collaborative milestones from our potential products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate.  Similarly, phase IV clinical trials could be required even after regulatory approval.  Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval.  Results of post-marketing programs may limit or expand the further marketing of products.  Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In addition, manufacturers of our products will be required to comply with applicable GMP regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation.  If the manufacturers cannot comply with regulatory requirements, including applicable GMP requirements, we may not be allowed to develop or market the product candidates.  If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls, product seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors may develop and market drugs that are less expensive, more effective or safer, making our products obsolete or uncompetitive

The diseases we are targeting are currently managed through a variety of therapeutic and surgical approaches.  For example, genital warts can be treated by topical creams and ointments, cryosurgery, freezing, electro-surgery and laser treatment.  Some papillomas and cancers caused by HPV can be treated surgically.  We are subject to competition from products that use different approaches or means of accomplishing a similar therapeutic effect as our CoVal™  fusion products.  Many pharmaceutical and biotechnology companies also focus their research and product development programs on the treatment of the same therapeutic indications as ours, including HPV-related diseases, HBV and cancer.  For example, Merck & Co., Inc. and GlaxoSmithKline are currently conducting large phase III trials for preventative vaccines against specific types of HPV.

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

Competition in our industry may increase over time due to rapid and substantial changes in technology and other clinical inputs required or product development and commercialization.  Many of our competitors have greater human and financial resources dedicated to product development and human clinical testing than we do.  Our competitors have more substantial marketing and financial resources.  Acquisitions of or investments in competing pharmaceutical and biotechnology companies by other firms could increase their financial, marketing and other resources.  Technological developments could render our proposed products or technologies non-competitive.

Our products may not gain market acceptance

Products such as HspE7, our lead therapeutic vaccine candidate, may not gain market acceptance even if we successfully develop it, among physicians, patients, healthcare payors and the medical community.  The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness, clinical advantages over alternative products, and marketing and distribution support for the products.

We have no sales or marketing expertise

We do not have experience selling therapeutics such as HspE7.  To directly market and distribute any pharmaceutical products, we or our collaborators will need a marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  We may not be able to establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms for our HspE7 product candidate if it is successfully developed.  If we or our partners cannot successfully market and sell our products, our business will be harmed.

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

We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business

Our research and development processes involve the controlled use of hazardous and radioactive materials.  We are subject to federal, state, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products.  The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous or radioactive materials, we could be held liable for resulting damages.  We are not insured with respect to this liability.  Any such liability for this type of risk could exceed our resources.  In the future we could incur significant costs to comply with environmental laws and regulations.

Our success depends on upon retaining qualified personnel

We depend on a core management and scientific team.  The loss of one or more of these individuals could cause delays or prevent us from achieving our business objective of commercializing HspE7.  Additionally, employee uncertainty resulting from our reduction in force in April 2005 may adversely affect our ability to retain employees necessary to implement our strategies and may disrupt our operations.

Our revenues will depend upon the availability of reimbursement from third-party payors that are increasingly challenging the price and examining the cost effectiveness of medical products and services

Sales of therapeutic products depend in part upon the availability of reimbursement from third-party payors, including government health administration authorities, managed care providers, private health insurers and other organizations.  These third-party payors increasingly attempt to contain costs by challenging the price of products and services and limiting the coverage and level of reimbursement for pharmaceutical products.  Third party reimbursement for any products we may develop, including HspE7, may be inadequate to enable us to maintain prices that provide a return on our product development investment.  Governments continue to propose and pass legislation designed to reduce healthcare costs.  This legislation could further limit reimbursement.  If government and third-party payors do not adequately reimburse patients for the costs of products we successfully develop, the market for our products may be limited.

Our share price has been and is likely to continue to be highly volatile

Our share price has been highly volatile in the past and is likely to continue to be volatile. The price of our shares could be materially affected by factors including, but not limited to:

•                  our ability to raise additional funds;

•                  results of clinical trials for HspE7;

•                  the announcement of clinical trials results by potential competitors;

•                  terminations of existing collaborations agreements or entry by us into new ones;

•                  regulatory actions;

•                  safety issues;

•                  changes affecting patents or exclusive licenses;

•                  delays or difficulties in manufacturing clinical or commercial grade material;

•                  issuances of stock or debt;

•                  the announcement of technological innovations or new products by third parties;

•                  the release of technical, financial, research and other publications;

•                  the development of new commercial products;

•                  changes in regulations;

•                  the release of our financial results;

•                  public concerns over risks relating to biotechnology;

•                  sales of shares by existing shareholders; and

•                  changes in analyst recommendations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We use the Canadian dollar as our measurement and functional currency.  As a result, we are exposed to foreign currency fluctuations through our operations because a substantial amount of our contract research and development spending has been transacted in other currencies, principally in U.S. dollars and British pounds.  We hold investment balances in the currencies in which we have expenditures planned during the foreseeable future.  At June 30, 2005, approximately 64% of cash, cash equivalents and short-term investments were held in U.S. dollars.  At June 30, 2005 approximately 32% of our cash, cash equivalents and short-term investments were held in British pounds.  We translate monetary assets and liabilities into Canadian dollars using the rates of exchange prevailing at our balance sheet date. We record the resulting exchange gains and losses in our statement of operations.  Although we do not currently engage in hedging or other activities to reduce foreign currency risk, beyond matching investments proportionately with anticipated spending, we may do so in the future if conditions change.

A hypothetical change in foreign exchange rates by applying a 10% change to our quarter-end foreign exchange rate, then applying that rate to our average level of U.S. investments during the year, would result in a $636,000 impact.  If the value of the Canadian dollar relative to the U.S. dollar were to increase by 10%, our net loss would decrease by $636,000.  Further, if the value of the Canadian dollar relative to the U.S. dollar were to decrease by 10%, our net loss would increase by $636,000.

A hypothetical change in foreign exchange rates by applying a 10% change to our year-end foreign exchange rate, then applying that rate to our average level of British pound investments during the year, would result in a $482,000 impact.  If the value of the Canadian dollar relative to the British pound were to increase by 10%, our net loss would decrease by $482,000.  Further, if the value of the Canadian dollar relative to the British pound were to decrease by 10%, our net loss would increase by $482,000.

We are also exposed to interest rate risk because we maintain cash equivalents and short-term investment portfolio holdings of various issuers, types, and maturity dates with large banks and investment banking institutions.  The market value of these short-term investments on any day during the investment term may vary as a result of market interest rate fluctuations.

To differentiate between the affect of a change in the market valuation of securities caused by market interest rate changes versus a change in the annual rate of interest we could earn on a security, we calculated that a hypothetical change in interest rates comparable to a 10% change to our average rate of return would result in a $23,000 impact.  If interest rates were to increase by 10%, our net loss would decrease by $23,000.  Further, if interest rates were to decrease by 10%, our net loss would increase by $23,000.

We have not used derivative financial instruments in our investment portfolio.  We classify our investments as available-for-sale at the time of purchase and re-evaluate this designation as of each balance sheet date. We had $13,230,000 in cash, cash equivalents and short-term investments as of June 30, 2005.

Item 4.  Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief financial officer and chief executive officer have concluded that as of June 30, 2005, our disclosure controls and procedures were sufficiently effective to ensure that the information required by Company in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Other than the elimination of certain controls and procedures previously required in connection with our bioreagent business which are no longer necessary based on current operations, there have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings – None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds -None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to Vote of Security Holders

On June 21, 2005 we held our annual general meeting.  The following matters were voted on at the meeting:

1.              The stockholders elected seven directors listed below.  In each case 100% of the stockholders who voted cast their votes in favor of the candidate.  The specific number of votes for and withheld from each candidate are specified below.

Gordon Barefoot – 20,510,825 for (68,028 withheld)

Joanne Data – 16,997,967 for (3,580,886 withheld)

Elizabeth Greetham – 17,048,217 for (3,530,636 withheld)

Ian Lennox – 17,067,477 for (3,511,376 withheld)

Gregory McKee – 20,512,663 for (66,190 withheld)

Margot Northey – 17,038,689 for (3,540,164 withheld)

Jay Short – 17,042,779 for (3,536,074 withheld)

2.              The stockholders ratified the appointment of our external auditors Deloitte and Touche by a vote of 20,545,488 for, 33,365 abstentions, no against votes and no broker non-votes.

3.              The stockholders voted to amend our 2001 stock option plan to provide that the maximum number of options in the pool would be equal to 10% of the common shares outstanding by a vote of 12,229,871 for, 8,248,982 against, no abstentions and no broker non-votes.

Item 5.  Other Information - None

Item 6.  Exhibits -

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stressgen Biotechnologies Corporation

Date: August 8, 2005	/s/ Gregory M. McKee
Gregory M. McKee

President and Chief Executive Officer,
Vice President, Corporate Development
and Chief Financial Officer
(Principal Financial and Accounting
Officer duly authorized to sign
this report on behalf of the registrant)